Form 10-Q
period 1996-03-31
CALUMET BANCORP INC /DE
filed 1996-05-13
CIK 879694

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from         to
                                                -------    -------

                         Commission File Number 0-19829

                             CALUMET BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                        36-3785272
        (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)        Identification Number)

  1350 EAST SIBLEY BOULEVARD, DOLTON, ILLINOIS       60419
    (Address of principal executive offices)       (Zip Code)

                                 (708)841-9010
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

As of May 10, 1996, the Company has 2,523,678 shares of $0.01 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS                                          PAGE NO.
                                                                       --------
         Consolidated Statements of Financial Condition
         as of March 31, 1996 and December 31, 1995                        3

         Consolidated Statements of Income
         for the Three Months Ended March 31, 1996 and March 31, 1995      4

         Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1996 and March 31, 1995      5

         Consolidated Statements of Stockholders' Equity
         for the Three Months Ended March 31, 1996 and March 31, 1995      7

         Notes to Consolidated Financial Statements                        8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                         9


                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                14

ITEM 2 - CHANGES IN SECURITIES                                            14

ITEM 3 - DEFAULT UPON SENIOR SECURITIES                                   14

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS              14

ITEM 5 - OTHER INFORMATION                                                14

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 14


SIGNATURE PAGE                                                            15

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            CALUMET BANCORP, INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (Dollars in thousands)


                                                        (Unaudited)
                                                         March 31,  December 31,
                                                            1996        1995
                                                        ----------  -----------
Assets:
   Cash                                                  $  2,750     $  2,616
   Interest-bearing deposits                                4,688        6,041
                                                         --------     --------
      CASH AND CASH EQUIVALENTS                             7,438        8,657

   Investment securities available-for-sale                67,451       68,153
   Investment securities held-to-maturity                  30,374       32,620
   Loans receivable, net                                  371,090      375,467
   Investment in limited partnerships                      16,619       16,226
   Real estate held for sale,
     acquired through foreclosure                           2,286        2,483
   Office properties and equipment, net                     4,209        4,267
   Other assets                                             2,952        1,655
                                                         --------     --------
     TOTAL ASSETS                                        $502,419     $509,528
                                                         ========     ========
Liabilities:
   Deposits                                              $366,464     $362,922
   Federal Home Loan Bank advances                         43,140       55,140
   Advance payments by borrowers for
     taxes and insurance                                    2,016        3,058
   Income taxes                                             1,872          529
   Miscellaneous liabilities                                3,577        3,769
                                                         --------     --------
     TOTAL LIABILITIES                                    417,069      425,418

Stockholders' Equity:
Preferred stock, $.01 par value,
     4,200,000 shares authorized                                -            -
Common stock, $.01 par value,
     4,200,000 shares authorized
     3,599,372 shares issued and outstanding                   36           36
Additional paid-in-capital                                 34,620       34,665
Retained earnings - substantially restricted               70,069       68,418
Net unrealized gains on securities available-for-sale,
     net of income tax expense of $14 and $217                 23          423
 Less: Unearned ESOP shares                                (1,273)      (1,414)
      Stock held for management recognition plan             (239)        (273)
      Treasury stock (931,494 and 926,494 shares)         (17,886)     (17,745)
                                                         --------     --------
     TOTAL STOCKHOLDERS' EQUITY                            85,350       84,110
                                                         --------     --------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                               $502,419     $509,528
                                                         ========     ========


                            CALUMET BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share data)


                                                       (Unaudited)
                                              Three months ended March 31,
                                                    1996        1995
                                                  --------     -------
Interest Income:
  Loans                                            $8,305      $8,036
  Investment securities                             1,612       1,718
                                                   ------      ------
  Total interest income                             9,917       9,754
Interest Expense:
  Deposits                                          4,577       3,670
  Federal Home Loan Bank advances                     682         906
                                                   ------      ------
  Total interest expense                            5,259       4,576
                                                   ------      ------
  Net interest income                               4,658       5,178
  Provision for losses on loans                       200         200
                                                   ------      ------
  Net interest income after
    provision for losses on loans                   4,458       4,978
Other Income:
  Fees on loans sold                                   53         158
  Gain (loss) on sale of real estate                   46        (130)
  Gain (loss) on sale of securities                    20        (112)
  Income from limited partnerships                    520          68
  Insurance commissions                                31          37
  Other                                               164         182
                                                   ------      ------
  Total other income                                  834         203
Other Expenses:
  Compensation                                      1,691       1,616
  Occupancy                                           324         352
  Federal insurance premiums                          213         203
  Other general and administrative                    626         643
                                                   ------      ------
  Total other expenses                              2,854       2,814
                                                   ------      ------
  Income before income taxes                        2,438       2,367
  Income taxes                                        849         889
                                                   ------      ------
Net income                                         $1,589      $1,478
                                                   ======      ======
Earnings per share                                  $0.57       $0.51
                                                   ======      ======


                             CALUMET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                            1996         1995
                                                       ------------ ------------
Operating Activities:
  Net income                                              $ 1,589      $ 1,478
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for losses on loans                             200          200
    Provision for depreciation                                 79           83
    Amortization of deferred loan and commitment fees        (306)        (200)
    Amortization and accretion of premiums & discounts         57            5
    Amortization and allocation of stock based benefits       176          105
    Loss (gain) on sales of securities                        (19)         112
    Equity income from limited partnerships                  (520)         (68)
    Loss (gain) on sales of real estate                       (46)         130
    Change in operating assets and liabilities:
      Decrease (increase) in interest receivable              112          (56)
      Decrease (increase) in other assets                    (822)       3,189
      (Decrease) increase in interest payable                 (16)         514
      Increase in income taxes payable                      1,591          436
      Increase in miscellaneous liabilities                   268          275
                                                          -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   2,343        6,203

Investing Activities:
    Investment securities available-for-sale:
      Purchases                                            (2,684)     (14,215)
      Proceeds from sales                                   2,092        7,354
      Maturities                                                -       13,700
      Repayments                                              679          640
    Investment securities held-to-maturity:
      Purchases                                                 -          (55)
      Proceeds from sales of FHLB Stock                       986           -
      Maturities                                                -           -
      Repayments                                            1,206          820
    Principal and fees collected on loans                  23,843       14,103
    Loans originated                                      (16,820)     (15,347)
    Loans purchased                                        (2,460)        (720)
    Originations of loans held for sale                    (2,549)      (4,418)
    Cost of loans sold                                      2,549        4,418
    Investments in limited partnerships                    (1,311)          -
    Return of investment in limited partnerships              456          713
    Proceeds from sales of real estate                        143          589
    Purchases of office property and equipment                (21)         (49)
                                                          -------      -------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   6,109        7,533



                            CALUMET BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)



                                                           Three months ended
                                                               March 31,
                                                            1996       1995
                                                           --------  --------
Financing activities:
  Net increase (decrease) in demand and passbook accounts    2,156    (3,015)
  Net increase in certificates of deposit                    1,356     5,351
  Proceeds of Federal Home Loan Bank advances                4,000    11,000
  Repayments of Federal Home Loan Bank advances            (16,000)  (25,000)
  Net (decrease) in advance payments by
    borrowers for taxes and insurance                       (1,042)     (910)
 Purchase of treasury stock                                   (141)       -
 Net proceeds from exercise of stock options                    -         11
                                                            ------    ------
NET CASH USED IN FINANCING ACTIVITIES                       (9,671)  (12,563)
                                                            ------    ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,219)    1,173
Cash and cash equivalents at beginning of period             8,657     9,350
                                                            ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $7,438   $10,523
                                                            ======   =======

Supplemental disclosures of cash flow information --
    Cash paid during the period for:
    Interest on deposits                                    $4,547    $3,156
    Interest on Federal Home Loan Bank advances                728       947
                                                            ------    ------
                                                            $5,275    $4,103
                                                            ------    ------
    Income taxes (refund)                                    $(304)     $453
                                                            ------    ------
Non-cash transactions:
    Loans transferred to real estate owned                     $51      $625
    Loans and non-cash transfers to facilitate
      sales of real estate owned                              $135        -



                            CALUMET BANCORP, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                 (Unaudited)


                                                      Three months ended
                                                            March 31,
                                                       1996           1995
                                                   ------------   ------------
Common stock:
  Beginning/end of period                                 $36           $36
                                                      -------       -------

Additional paid-in-capital:
  Beginning of period                                  34,665        34,494
  Tax benefit of MRP deduction                             17           -
                                                      -------       -------
  End of period                                        34,682        34,494
                                                      -------       -------

Unrealized gains and (losses) on
    securities available for sale:
  Beginning of period, net of income tax
    (expense) benefit of ($217) and $1,269               423         (1,953)
  Change in unrealized gains and (losses), net of
    income tax (expense) benefit of $230 and ($707)     (400)         1,110
                                                      -------       -------
  End of period, net of income tax
    (expense) benefit of ($14) and $562                   23           (843)
                                                      -------       -------

Retained earnings:
  Beginning of period                                  68,418        62,453
  Net income                                            1,589         1,478
                                                      -------       -------
  End of period                                        70,007        63,931
                                                      -------       -------
Less unearned ESOP shares:
  Beginning of period                                  (1,414)       (1,980)
  Shares released                                         141            71
                                                      -------       -------
  End of period                                        (1,273)       (1,909)
                                                      -------       -------
Less stock held for MRP:
  Beginning of period                                    (273)         (410)
  Amortization                                             34            34
                                                      -------       -------
  End of period                                          (239)         (376)
                                                      -------       -------
Less Treasury stock:
  Beginning of period                                 (17,745)      (14,354)
  Purchases                                              (141)          -
                                                      -------       -------
  End of period                                       (17,886)      (14,354)
                                                      -------       -------
Total stockholders' equity                            $85,350       $80,990
                                                      =======       =======



         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Certain 1995 amounts have been reclassified to conform to 1996 presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Calumet Bancorp, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE B - EARNINGS PER SHARE

     Earnings per share of Common Stock outstanding for the three months ended March 31, 1996 and 1995, respectively, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume the exercise of stock options and use of proceeds to purchase Treasury Stock at the average market price for the period. The weighted average number of shares of common stock and common stock equivalents outstanding used for this calculation were 2,811,394 and 2,920,443 for the three months ended March 31, 1996 and
1995, respectively.   The average number of uncommitted (unearned) shares held
for the Company's Employee Stock Ownership Plan ("ESOP") and included in the weighted average shares outstanding for these same periods were 134,378 and 194,494 respectively. Shares committed to be released to the ESOP are expensed during the period based on original cost.


NOTE C - COMMITMENTS AND CONTINGENCIES

     At March 31 1996, the Company had approved loan commitments totalling $9.2 million to originate loans, $4.5 million to sell loans, $14.8 million in undisbursed loans-in-process, $22.7 million in unused lines of credit, and $8.8 million in credit enhancement arrangements. Commitments to fund loans and those under credit enhancement arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Calumet Bancorp, Inc. (the "Company") completed its initial public offering of Common Stock on February 20, 1992. It owns all of the outstanding Common Stock of Calumet Federal Savings and Loan Association of Chicago (the "Association"), a federally chartered stock savings and loan association which operates five financial services offices in the Chicago area -- in Dolton, Lansing, Sauk Village, and two in southeastern Chicago. The Association owns two first tier subsidiaries, Calumet Savings Service Corporation and Calumet Residential Corporation, both wholly owned. Calumet Residential Corporation owns 51% of a second tier subsidiary, Calumet United Limited Liability Company. Calumet Savings Service Corporation owns two second tier subsidiaries, Calumet Mortgage Corporation of Idaho and Calumet Mortgage Corporation of New Mexico, both wholly owned.

     The Company's business activities currently consist of investment in equity securities, participation as a limited partner in real estate investment and loan servicing partnerships, and operation of the Association. The Association's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations and borrowings, primarily in residential mortgage loans. The Association's deposit accounts are insured to the maximum allowable by the FDIC.

     The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and investment securities portfolios and its cost of funds, consisting of interest paid on its deposits and borrowings. The Association's operating results are also affected by the sale of insurance, annuities and real estate through its second tier subsidiaries, and to a lesser extent, loan commitment fees, customer service charges and other income. Operating expenses of the Association are primarily employee compensation and benefits, equipment and occupancy costs, federal insurance of accounts premiums and other administrative expenses. The Association's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

     Current banking legislation in Congress deals with, among other things, the recapitalization of the Savings Association Insurance Fund ("SAIF"), and the disparity in deposit insurance premiums between savings institutions insured by SAIF and banks insured by the Bank Insurance Fund ("BIF"). Although a number of solutions to these problems have been proposed, it appears likely that any final Congressional legislation will include among its provisions, a one-time special assessment on all SAIF-insured institutions, including the Association, of 0.85% of total deposits. For the Association, this would result in a one-time after-tax charge of approximately $2.0 million, assuming the assessment is fully tax deductible. While this charge would have a negative impact on the Company's earnings and book value for the period of assessment, it is expected that any legislation providing for such an assessment would also mandate a significant reduction in SAIF-insured institution's deposit insurance premium assessments. This action would have a positive effect on the Association's earnings in future periods.


FINANCIAL CONDITION

     Total assets decreased $7.1 million, or 1.4%, to $502.4 million at March 31, 1996, from $509.5 million at December 31, 1995. Net loans receivable decreased $4.4 million, or 1.2%, to $371.1 million at March 31, 1996, from $375.5 million at December 31, 1995, with originations and purchases of $19.3 million during the first quarter.

     The Company's lending activities have been concentrated primarily in residential real estate secured by first liens. At March 31, 1996, approximately 57.8% of the Company's mortgage loans were secured by one-to-four family residential properties, 16.0% by multifamily income producing properties, and 26.2% by commercial properties and land. At December 31, 1995, these concentrations were 57.6%, 16.3%, and 26.1%, respectively. At March 31, 1996, the Company's mortgage loan portfolio was geographically distributed primarily in Illinois (36.3%), Colorado (27.5%), Idaho (17.1%), and New Mexico (13.1%). At December 31, 1995, these distributions were 37.2%, 28.0%, 16.7%, and 11.5%, respectively.

     Deposits increased $3.5 million, or 1.0%, to $366.5 million at March 31, 1996, from $362.9 million at December 31, 1995. These funds, together with funds generated from operations and asset reductions, were used to pay down Federal Home Loan Bank advances as they became due, reducing advances by $12.0 million, or 21.8%, to $43.1 million at March 31, 1996, from $55.1 million at December 31, 1995.

     Stockholders' equity increased $1.3 million, or 1.5%, to $85.4 million at March 31, 1996, from $84.1 million at December 31, 1995. The increase came primarily from earnings of $1.6 million, reduced by $400,000 in net unrealized losses on securities. $175,000 in credits from employee benefit plans was offset by Treasury stock repurchases of $141,000.

     During the first quarter of 1996 the Company repurchased 5,000 shares of its stock at $28.13 per share. The Company has 2,667,878 shares of common stock (including 127,305 unearned ESOP shares) outstanding on March 31, 1996, with a book value of $31.99 per share.


ASSET QUALITY

     Non-performing loans decreased to $3.9 million, or 1.05% of total loans at March 31, 1996, from $5.8 million, or 1.53% of total loans at December 31, 1995. Non-performing assets decreased to $6.2 million, or 1.23% of total assets at March 31 , 1996, from $8.2 million, or 1.62% of total assets at December 31, 1995. The allowance for losses on loans increased to $5.1 million, or 131.07% of non- performing loans at March 31, 1996, from $4.9 million, or 84.58% of non-performing loans at December 31, 1995. The allowance for losses on loans increased to 1.37% of total loans at March 31, 1996, from 1.30% of total loans at December 31, 1995.


RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 1996 was $1.6 million, increased from $1.5 million for the first three months of 1995. Earnings per share of common stock was $0.57, compared to $0.51 for the same two periods. Return on average assets improved to 1.27% for the first quarter of 1996, compared to 1.19% last year, and return on average stockholders' equity improved to 7.48%, from 7.41% for the first quarter of 1995.


NET INTEREST INCOME

     The Company's net interest income decreased by $520,000, to $4.7 million , or 3.95% of average interest earning assets, during the first quarter of 1996, compared to $5.2 million, or 4.43% of average interest earning assets for the first quarter of 1995. The Company has been more aggressive in pricing its deposit accounts in order to build deposit base, and has used increased deposits to repay advances. The average yield on interest earning assets increased to 8.40% during the first quarter of 1996, from 8.35% in 1995, while the average cost of funds increased to 5.24%, from 4.55% for these same periods, resulting in a decrease in the rate spread to 3.16% in 1996, from 3.80% in 1995.

     During the first quarter of 1995 the Company recovered $330,000 in nonaccrued interest as the result of collection in full of interest on two seriously delinquent loans. This had the effect of increasing the average yield on interest earning assets, the rate spread, and the net interest margin by 0.28% for the quarter. The $330,000 collected, net of an estimated income tax provision of $124,000, increased earnings per share by $0.07, and return on average assets by 0.04%.


PROVISION FOR LOAN LOSSES

     The allowance for losses on loans is established through a provision for losses on loans based on management's evaluation of the risk inherent in its loan portfolio and general economic conditions. Management's evaluation includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and the Company's internal credit review process. The provision for losses on loans has been maintained at $200,000 per quarter for 1996, the same as for 1995. Net recoveries of $30,000 were credited to the allowance during the first quarter of 1996 and 1995.

OTHER INCOME

     Other income increased to $834,000 during the first quarter of 1996, from $203,000 in the first quarter of 1995, primarily due to the $452,000 increase in income from limited partnerships and the change from losses to gains on the sale of real estate acquired through foreclosure and on the sale of securities. Gains on the sale of real estate acquired through foreclosure amounted to $46,000 during the first quarter of 1996, compared to losses of $130,000 during the first quarter of 1995, an improvement of $176,000. During the three months ended March 31, 1996, gains from the sale of securities amounted to $20,000, compared to losses of $112,000 for the three months ended March 31, 1995, an improvement of $132,000. Fees on loans sold decreased to $53,000 in 1996, from $158,000 in 1995, primarily due to a decrease in volume of loans sold in 1996, and to the proliferation of no-point, low-point loans in the market. Net income on real estate owned, acquired through foreclosure, decreased $21,000, to a loss of $43,000 in 1996, from a loss of $22,000 in 1995, primarily due to costs of newly acquired Florida condominium units not yet fully leased. Rental income on offices owned by the Company decreased $24,000 due to loss of several tenants and to conversion of some space to Company use. Deposit account fees, including ATM fees, increased $10,000 in the first quarter of 1996, and miscellaneous other income increased another $15,000. Total other income increased to 0.67% of average assets in 1996, from 0.16% in 1995.


OPERATING EXPENSES

     Operating expenses increased $40,000 during the first quarter of 1996, primarily due to a $75,000 increase in compensation expense and a $10,000 increase in Federal insurance of accounts premiums, offset by a $28,000 decrease in occupancy costs and a $17,000 decrease in other general and administrative costs. Operating expenses as a percent of average assets increased to 2.28% in 1996, from 2.27% in 1995. The Company's efficiency ratio, which is its operating expense divided by the total of its net interest margin and other income, remained at 54% for the first quarters of both 1996 and 1995.


INCOME TAXES

     During the first quarter of 1996 the Company provided an estimated $849,000 for income taxes, with an effective tax rate of 34.8%, compared to $889,000, an effective tax rate of 37.6% for the first quarter of 1995. The difference is due primarily to reductions in state tax provisions for changes in state allocation factors.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds include deposits and Federal Home Loan Bank advances, principal and interest payments on loans and securities, maturing investment securities, and sales of securities from the available-for-sale portfolio. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, general economic conditions, and competition.

     The primary investing activity of the Company is the origination and purchase of mortgage loans and the purchase of securities. During the first quarter of 1996 and 1995, the Company originated and purchased mortgage loans in the amounts of $19.3 million and $16.1 million, respectively. During the first quarter of 1996 and 1995, the Company purchased securities in the amount of $2.7 million and $14.3 million, respectively.

     During the first quarter of 1996 and 1995, the Company increased its deposit base by $3.5 million and $2.9 million, respectively, through a combination of more aggressive rates and new products. These funds, together with funds from operations, loan repayments, and securities, were used to repay maturing Federal Home Loan Bank advances a net $12.0 million in 1996 and $14.0 million in 1995.

     Federal regulations require a savings institution to maintain an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable deposits and short term borrowings. In addition, short term liquid assets must constitute 1% of net withdrawable deposits and short term borrowings. Management has consistently maintained levels in excess of the regulatory requirement. The Association's average liquidity ratios for the first three months of 1996 and 1995 were 7.8%. The Association's average short term liquidity ratios for these same periods were 2.0% and 2.3%, respectively.

     The Association is also required to maintain specific amounts of capital pursuant to federal regulations. As of March 31, 1996, the Association was in compliance with all regulatory capital requirements, with tangible and core capital of 12.0%, and risk-based capital of 19.9%, well above the requirements of 1.5%, 3.0%, and 8.0%, respectively.

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

        The Company and the Association are not engaged in any legal proceedings of a material nature at the present time.


Item 2.  Changes in Securities

        Not applicable.


Item 3.  Default upon Senior Securities

        Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

        Not applicable.


Item 5.  Other Information

        None.


Item 6.  Exhibits and Reports on Form 8-K

        None.

                                      SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


DATE:  MAY 13, 1996                CALUMET BANCORP, INC.


                                   /S/  THADDEUS WALCZAK
                                   ---------------------
                                   THADDEUS WALCZAK
                                   CHAIRMAN OF THE BOARD AND
                                   CHIEF EXECUTIVE OFFICER



DATE:  MAY 13, 1996                /S/  JOHN GARLANGER
                                   -------------------
                                   JOHN GARLANGER
                                   CHIEF FINANCIAL OFFICER