Form 10-Q
period 1996-06-30
CALUMET BANCORP INC /DE
filed 1996-08-12
CIK 879694

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q

 (Mark one)
 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                                     OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

                       Commission File Number 0-19829

                            CALUMET BANCORP, INC.
           (Exact name of registrant as specified in its charter)

                 DELAWARE                              36-3785272
         (State or other jurisdiction of              (IRS Employer
          incorporation or organization)          Identification Number)

           1350 EAST SIBLEY BOULEVARD, DOLTON, ILLINOIS      60419
         (Address of principal executive offices)        (Zip Code)

                               (708) 841-9010
            (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of August 9, 1996, the Company has 2,376,278 shares of $0.01 par value common stock issued and outstanding.

                       PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS                                    PAGE NO.
               --------------------                                    --------

               Consolidated Statements of Financial Condition
               as of June 30, 1996 and December 31, 1995                  3

               Consolidated Statements of Income
               for the three months ended June 30, 1996 and 1995,
               and for the six months ended June 30, 1996 and 1995        4

               Consolidated Statements of Cash Flows
               for the six months ended June 30, 1996 and 1995            5

               Consolidated Statements of Stockholders' Equity
               for the six months ended June 30, 1996 and 1995            7

               Notes to Consolidated Financial Statements                 8

      ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                       9


                         PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS                                         14

      ITEM 2 - CHANGES IN SECURITIES                                     14

      ITEM 3 - DEFAULT UPON SENIOR SECURITIES                            14

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       14

      ITEM 5 - OTHER INFORMATION                                         15

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                          15


      SIGNATURE PAGE                                                     16

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     (Dollars in thousands)
         (Unaudited)


                                                           June 30,   December 31,
                                                             1996        1995
                                                           --------   ------------

Assets:
  Cash                                                     $  2,224     $  2,616
  Interest-bearing deposits                                   5,021        6,041
                                                           --------     --------
    CASH AND CASH EQUIVALENTS                                 7,245        8,657

  Investment securities available-for-sale                   71,163       68,153
  Investment securities held-to-maturity                     29,202       32,620
  Loans receivable, net                                     367,018      375,467
  Investment in limited partnerships                         17,849       16,226
  Real estate held for sale,
      acquired through foreclosure                            1,854        2,483
  Office properties and equipment, net                        4,222        4,267
  Other assets                                                2,261        1,655
                                                           --------     --------
      TOTAL ASSETS                                         $500,814     $509,528
                                                           ========     ========
Liabilities:
  Deposits                                                 $369,612     $362,922
  Federal Home Loan Bank advances                            43,840       55,140
  Advance payments by borrowers for
      taxes and insurance                                     2,358        3,058
  Income taxes                                                  643          529
  Miscellaneous liabilities                                   3,854        3,769
                                                           --------     --------
      TOTAL LIABILITIES                                     420,307      425,418

Stockholders' Equity:
Preferred stock, $.01 par value,
      2,000,000 shares authorized                                 0            0
Common stock, $.01 par value,
      4,200,000 shares authorized
      3,599,972 and 3,599,372 shares issued and outstanding      36           36
Additional paid-in-capital                                   34,706       34,665
Retained earnings - substantially restricted                 71,921       68,418
Net unrealized gains (losses) on securities available-for-
      sale, net of income tax (expense) benefit of $75 and
      $(217)                                                    (72)         423
 Less: Unearned ESOP shares                                  (1,131)      (1,414)
       Stock held for management recognition plan              (205)        (273)
       Treasury stock (1,177,294 and 926,494 shares)        (24,748)     (17,745)
                                                           --------     --------
      TOTAL STOCKHOLDERS' EQUITY                             80,507       84,110
                                                           --------     --------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                $500,814     $509,528
                                                           ========     ========

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
          (Unaudited)

                                                Three months ended  Six months ended
                                                      June 30,          June 30,
                                                   1996     1995     1996     1995
                                                  ------   ------   ------   ------
Interest Income:
  Loans                                             $8,171   $7,944  $16,476  $15,981
  Investment securities                              1,546    1,670    3,158    3,387
                                                    ------   ------   ------   ------
  Total interest income                              9,717    9,614   19,634   19,368
Interest Expense:
  Deposits                                           4,566    4,182    9,143    7,852
  Federal Home Loan Bank advances                      652      792    1,334    1,698
                                                    ------   ------   ------   ------
  Total interest expense                             5,218    4,974   10,477    9,550
                                                    ------   ------   ------   ------
  Net interest income                                4,499    4,640    9,157    9,818
  Provision for losses on loans                        200      200      400      400
                                                    ------   ------   ------   ------

  Net interest income after
      provision for losses on loans                  4,299    4,440    8,757    9,418
Other Income:
  Fees on loans sold                                    52       81      105      239
  Gain (loss) on sale of real estate                    12      (26)      58     (156)
  Gain (loss) on sale of securities                      0       33       20      (79)
  Income from limited partnerships                     534      (29)   1,054       38
  Insurance commissions                                 79       93      110      130
  Other                                                139      182      303      365
                                                    ------   ------   ------   ------
  Total other income                                   816      334    1,650      537
Other Expenses:
  Compensation                                       1,195    1,218    2,886    2,834
  Occupancy                                            323      292      647      644
  Federal insurance premiums                           210      202      423      405
  Other general and administrative                     623      810    1,249    1,453
                                                    ------   ------   ------   ------
  Total other expenses                               2,351    2,522    5,205    5,336
                                                    ------   ------   ------   ------
  Income before income taxes                         2,764    2,252    5,202    4,619
  Income taxes                                         850      840    1,699    1,729
                                                    ------   ------   ------   ------

Net income                                          $1,914   $1,412   $3,503   $2,890
                                                    ======   ======   ======   ======
Earnings per share                                  $0.71    $0.48    $1.27    $0.99
                                                    ======   ======   ======   ======

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
   (Unaudited)

                                                          Six months ended June 30,
                                                              1996         1995
                                                           ---------    ---------
Operating Activities:
 Net income                                                $  3,503     $  2,890
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for losses on loans                                 400          400
  Provision for depreciation                                    159          165
  Amortization of deferred loan and commitment fees            (572)        (495)
  Amortization and accretion of premiums and discounts          126           70
  Amortization and allocation of stock based benefits           351          351
  Loss (gain) on sales of securities                            (20)          79
  Equity loss (income) from limited partnerships             (1,054)         215
  Loss (gain) on sales of real estate                           (58)         156
  Change in operating assets and liabilities:
   Decrease (increase) in interest receivable                   (12)        (100)
   Decrease (increase) in other assets                           88        3,481
   (Decrease) increase in interest payable                       59          756
   (Decrease) increase in income taxes payable                  406         (509)
   (Decrease) increase in miscellaneous liabilities             764        1,701
                                                           --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           4,140        9,160


Investing Activities:
 Investment securities available-for-sale:
  Purchases                                                 (23,396)     (20,977)
  Proceeds from sales                                        18,514        8,137
  Maturities                                                      0       13,700
  Repayments                                                  1,099        1,460
 Investment securities held-to-maturity:
  Purchases                                                       0          (55)
  Proceeds from sales                                             0            0
  Maturities                                                      0            0
  Repayments                                                  3,297        1,502
 Principal and fees collected on loans                       50,279       28,241
 Loans originated                                           (37,816)     (31,076)
 Loans purchased                                             (3,312)        (720)
 Originations of loans held for sale                         (4,977)      (6,181)
 Cost of loans sold                                           4,977        6,181
 Investments in limited partnerships                         (3,387)           0
 Return of investment in limited partnerships                 1,491        1,907
 Proceeds from sales of real estate                             212          590
 Purchases of office property and equipment                    (114)        (148)
                                                           --------     --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           6,867        2,561



CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
   (Unaudited)

                                                          Six months ended June 30,
                                                             1996         1995
                                                           --------     --------
Financing Activities:
 Net increase (decrease) in demand and passbook accounts      5,496       (3,963)
 Net increase (decrease) in certificates of deposit          1,082       16,153
 Proceeds from Federal Home Loan Bank advances               19,900       21,000
 Repayments of Federal Home Loan Bank advances              (31,200)     (41,850)
 Net increase (decrease) in advance payments by
   borrowers for taxes and insurance                           (700)        (645)
 Purchase of treasury stock                                  (7,003)           0
 Net proceeds from exercise of stock options                      6           20
                                                           --------     --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (12,419)      (9,285)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,412)       2,436
Cash and cash equivalents at beginning of period              8,657        9,350
                                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  7,245     $ 11,786
                                                           ========     ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest on deposits                                    $  9,031     $  7,096
   Interest on Federal Home Loan Bank advances                1,386        1,772
                                                           --------     --------
   Total interest paid                                     $ 10,417     $  8,868
                                                           ========     ========
   Income taxes                                            $    912     $  2,238
                                                           ========     ========
Non-cash transactions:
   Loans transferred to real estate owned                  $    107     $  1,020
   Loans and non-cash transfers to facilitate
     sales of real estate owned                                 552          359


CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)
   (Unaudited)

                                                           Six months ended June 30,
                                                             1996            1995
                                                          ----------       --------
Common stock:
  Beginning of period                                      $     36        $     36
  Proceeds of option stock issued                                 0               0
                                                           --------         -------
  End of period                                                  36              36
                                                           --------         -------
Additional paid-in-capital:
  Beginning of period                                        34,665          34,494
  Tax benefit of MRP deduction                                   35               0
  Proceeds of option stock issued                                 6              20
                                                           --------         -------
  End of period                                              34,706          34,514
                                                           --------         -------
Unrealized gains and (losses) on securities
      available for sale:
  Beginning of period, net of income tax
      (expense) benefit of ($217) and $1,269                    423          (1,953)
  Change in unrealized gains and (losses), net of
      income tax (expense) benefit of $292 and ($1,221)        (495)          1,925
                                                           --------         -------
  End of period, net of income tax
      (expense) benefit of ($75) and $48                        (72)            (28)
                                                           --------         -------
Retained earnings:
  Beginning of period                                        68,418          62,453
  Net income                                                  3,503           2,890
                                                           --------         -------
  End of period                                              71,921          65,343
                                                           --------         -------
Less unearned ESOP shares:
  Beginning of period                                        (1,414)         (1,980)
  Shares released                                               283             283
                                                           --------         -------
  End of period                                              (1,131)         (1,697)
                                                           --------         -------
Less stock held for MRP:
  Beginning of period                                          (273)           (410)
  Amortization                                                   68              68
                                                           --------         -------
  End of period                                                (205)           (342)
                                                           --------         -------
Less Treasury stock:
  Beginning of period                                       (17,745)        (14,354)
  Purchases                                                  (7,003)              0
                                                           --------         -------
  End of period                                             (24,748)        (14,354)
                                                           --------         -------
Total stockholders' equity                                 $ 80,507         $83,472
                                                           ========         =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months and the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Certain 1995 amounts have been reclassified to conform to 1996 presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Calumet Bancorp, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - EARNINGS PER SHARE

        Earnings per share of Common Stock outstanding for the three months and the six months ended June 30, 1996 and 1995, respectively, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume the exercise of stock options and use of proceeds to purchase Treasury Stock at the average market price for the period. The weighted average number of shares of common stock and common stock equivalents outstanding used for this calculation were 2,700,192 and 2,928,002 for the three months ended June 30, 1996 and 1995, and 2,755,793 and 2,924,223 for the six months ended June 30, 1996 and 1995, respectively. The average number of uncommitted (unearned) shares held for the Company's Employee Stock Ownership Plan ("ESOP") and included in the weighted average shares outstanding for these same periods were 120,233, 180,349, 127,305 and 187,421, respectively. Shares committed to be released to the ESOP are expensed during the period based on original cost.

NOTE C - COMMITMENTS AND CONTINGENCIES

        At June 30, 1996, the Company had approved loan commitments totalling $12.4 million to originate loans, $9.5 million to sell loans, $12.1 million in undisbursed loans-in-process, $23.0 million in unused lines of credit, and $7.0 million in credit enhancement arrangements. Commitments to fund loans and those under credit enhancement arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies.

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

        Current banking legislation in Congress deals with, among other things, the recapitalization of the Savings Association Insurance Fund ("SAIF"), and the disparity in deposit insurance premiums between savings institutions insured by SAIF and banks insured by the Bank Insurance Fund ("BIF"). Although a number of solutions to these problems have been proposed, it appears likely that any final Congressional legislation will include among its provisions, a one-time special assessment on all SAIF-insured institutions, including the Association, of 0.85% of total deposits. For the Association, this would result in a one-time after-tax charge of approximately $2.0 million, assuming the assessment is fully tax deductible. While this charge would have a negative impact on the Company's earnings and book value for the period of assessment, it is expected that any legislation providing for such an assessment would also mandate a significant reduction in SAIF-insured institutions' deposit insurance premium assessments. This action would have a positive effect on the Association's earnings in future periods.

FINANCIAL CONDITION

        Total assets decreased $8.7 million, or 1.7%, to $500.8 million at June 30, 1996, from $509.5 million at December 31, 1995. Net loans receivable decreased $8.4 million, or 2.3%, to $367.0 million at June 30, 1996, from $375.5 million at December 31, 1995, with originations and purchases of $41.1 million during the first six months of 1996.

        The Company's lending activities have been concentrated primarily in residential real estate secured by first liens. At June 30, 1996, approximately 57.8% of the Company's mortgage loans were secured by one-to-four family residential properties, 15.6% by multifamily income producing properties, and 26.6% by commercial properties and land. At December 31, 1995, these concentrations were 57.6%, 16.3%, and 26.1%, respectively. At June 30, 1996, the Company's mortgage loan portfolio was geographically distributed primarily in Illinois (35.4%), Colorado (27.5%), Idaho (17.3%), and New Mexico (13.4%). At December 31, 1995, these distributions were 37.2%, 28.0%, 16.7%, and 11.5%, respectively.

        Deposits increased $6.7 million, or 1.8%, to $369.6 million at June 30, 1996, from $362.9 million at December 31, 1995. These funds, together with funds generated from operations and asset reductions, were used to pay down Federal Home Loan Bank advances as they became due, reducing advances by $11.3 million, or 20.5%, to $43.8 million at June 30, 1996, from $55.1 million at December 31, 1995.

        Stockholders' equity decreased $3.6 million, or 4.3%, to $80.5 million at June 30, 1996, from $84.1 million at December 31, 1995. The decrease came primarily from treasury stock purchases of $7.0 million, offset by earnings of $3.5 million, $351,000 in credits from employee benefit plans, and reduced by $495,000 in net unrealized losses on securities. On June 25, 1996, the Board of Directors of Calumet Federal Savings declared a $9.0 million dividend payable to Calumet Bancorp, Inc. on June 26, 1996. During the first six months of 1996 the Company repurchased 250,800 shares of its stock at an average price of $27.92 per share. The Company has 2,422,678 shares of common stock (including 120,233 unearned ESOP shares) outstanding on June 30, 1996, with a book value of $33.23 per share.

ASSET QUALITY

        Non-performing loans decreased to $5.3 million, or 1.45% of total loans at June 30, 1996, from $5.8 million, or 1.53% of total loans at December 31, 1995. Non-performing assets decreased to $7.2 million, or 1.44% of total assets at June 30, 1996, from $8.2 million, or 1.62% of total assets at December 31, 1995. The allowance for losses on loans increased to $5.3 million, or 99.59% of non-performing loans at June 30, 1996, from $4.9 million, or 84.58% of non-performing loans at December 31, 1995. The allowance for losses on loans increased to 1.45% of total loans at June 30, 1996, from 1.30% of total loans at December 31, 1995.

RESULTS OF OPERATIONS

        Net income for the second quarter of 1996 was $1.9 million, compared to $1.4 million for the second quarter of 1995. Earnings per share of common stock for the second quarter of 1996 was $0.71, compared to $0.48 for the second quarter of 1995. Net income for the six months ended June 30, 1996 was $3.5 million, compared to $2.9 million for the six months ended June 30, 1995, while earnings per share increased to $1.27 for the first six months of 1996, from $0.99 for the first six months of 1995.

        Return on average assets increased to 1.53% for the second quarter of 1996, from 1.14% for the same quarter last year. Return on average stockholders' equity for the second quarter of 1996 was 9.23%, compared to 6.84% for the same quarter last year. Return on average assets increased to 1.40% for the first half of 1996, from 1.16% in the first half of 1995. Return on average stockholders' equity for the first half of 1996 was 8.35%, compared to 7.12% in 1995.

NET INTEREST INCOME

        Net interest income decreased by $141,000, to $4.5 million during the second quarter of 1996, compared to $4.6 million during the second quarter of 1995, primarily due to a $384,000 increase in the cost of deposits, offset by a $140,000 decrease in the cost of borrowings and a $103,000 increase in interest income. The average yield on interest earning assets increased to 8.23% during the second quarter of 1996, from 8.19% in 1995, while the average cost of funds increased to 5.17%, from 4.97% for these same periods, resulting in a decrease in the rate spread to 3.06% in 1996, from 3.22% in 1995.


        Net interest income decreased by $661,000, to $9.2 million during the first six months of 1996, compared to $9.8 million during the first six months of 1995, primarily due to a $1.3 million increase in the cost of deposits, offset by a $364,000 decrease in the cost of borrowings and a $266,000 increase in interest income. The average yield on interest earning assets increased to 8.31% during the first half of 1996, compared to 8.27% for the first half of 1995, while the average cost of funds increased to 5.20% in 1996, from 4.76% in 1995, resulting in a decrease in the rate spread to 3.11%, compared to 3.51% last year. However, during the first six months of 1995 the Company recovered $330,000 in nonaccrued interest as the result of collection in full of interest on two seriously delinquent loans. This had the effect of increasing the average yield on interest earning assets, the rate spread, and the net interest margin by 0.14% during the first half of 1995.

PROVISION FOR LOAN LOSSES

        The allowance for losses on loans is established through a provision for losses on loans based on management's evaluation of the risk inherent in its loan portfolio and general economic conditions. Management's evaluation includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and the Company's internal credit review process. The provision for losses on loans has been maintained at $200,000 per quarter for 1996, the same as for 1995. Net recoveries credited to the allowance for losses on loans amounted to $45,000 during the first half of 1996. Net charges to the allowance for losses on loans amounted to $108,000 during the first half of 1995.

OTHER INCOME

        Other income increased to $816,000 during the second quarter of 1996, from $334,000 in the second quarter of 1995, primarily due to the $563,000 increase in income from limited partnerships. Other income increased to $1.7 million during the first half of 1996, from $537,000 during the first half of 1995, primarily due to the $1.0 million increase in income from limited partnerships, but also due to a $214,000 swing from losses to gains on sales of real estate acquired through foreclosure, and a $99,000 swing from losses to gains on sales of securities. The significant improvement in income from limited partnerships comes primarily from the Company's investments in single family development projects located in Illinois, although there has also been an improvement in the performance of its Colorado real estate investments. Fees on loans sold decreased $134,000, to $105,000 in the first six months of 1996, from $239,000 in the first six months of 1995, primarily due to a decrease in loans sold in the secondary market by the Company's Idaho subsidiary.

OPERATING EXPENSES

        Operating expenses decreased during the second quarter of 1996 to $2.4 million, from $2.5 million during the second quarter of 1995. Operating expenses as a percent of average assets decreased to 1.87% in the second quarter of 1996, from 2.03% in 1995, primarily as the result of a $177,000 decrease in legal expenses. During the second quarter of 1995 the Company incurred significant legal expenses related to litigation involving Florida loans, foreclosures and limited partnership investments which has not been repeated in 1996. Net non-interest expense as a percent of average assets improved to 1.22% for the second quarter of 1996, from 1.76% for the second quarter of 1995. The Company's efficiency ratio was 46.0% for the second quarter of 1996, compared to 52.8% in 1995.

        Operating expenses decreased during the first half of 1996 to $5.2 million, from $5.3 million in the first half of 1995. Operating expenses as a percent of average assets decreased to 2.08% in the first half of 1996, from 2.15% in the first half of 1995, primarily as the result of a $172,000 decrease in legal costs. Net non-interest expense as a percent of average assets improved to 1.42% for the first half of 1996, from 1.93% in the first half of 1995. The Company's efficiency ratio was 50.0% for the first half of 1996, compared to 53.6% in 1995.

INCOME TAXES

        During the second quarter of 1996 the Company accrued income tax credits related to low income housing in the amount of $124,000, which had the effect of reducing the Company's effective income tax rate to 30.75% for the quarter and 32.66 % for the first half of 1996, compared to 37.30% and 37.43% for the comparable 1995 periods.

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

        The primary investing activity of the Company is the origination and purchase of mortgage loans and the purchase of securities. During the first half of 1996 the Company originated and purchased mortgage loans in the amount of $41.1 million, compared to $31.8 million during the first half of 1995. During the first half of 1996 the Company purchased securities in the amount of $23.4 million, compared to $21.0 million during the first half of 1995.

        During the first half of 1996 and 1995, the Company increased its deposit base by $6.7 million and $12.9 million, respectively, through a combination of more aggressive rates and new products. These funds, together with funds from operations, loan repayments, and securities, were used to repay maturing Federal Home Loan Bank advances a net $11.3 million in 1996 and $21.9 million in 1995.

        Federal regulations require a savings institution to maintain an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable deposits and short term borrowings. In addition, short term liquid assets must constitute 1% of net withdrawable deposits and short term borrowings. Management has consistently maintained levels in excess of the regulatory requirement. The Association's average liquidity ratios for the first six months of 1996 and 1995 were 8.1% and 8.3%, respectively. The Association's average short term liquidity ratios for these same periods were 2.1% and 2.8%, respectively.

        The Association is also required to maintain specific amounts of capital pursuant to federal regulations. As of June 30, 1996, the Association was in compliance with all regulatory capital requirements, with tangible and core capital of 10.2%, and risk-based capital of 17.3%, well above the requirements of 1.5%, 3.0%, and 8.0%, respectively.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        The Holding Company and the Association are not engaged in any legal proceedings of a material nature at the present time.


ITEM 2.  CHANGES IN SECURITIES

        Not applicable.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

        Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Company held its annual meeting of shareholders on April 24, 1996.

        (b) The names of each director elected at the annual meeting are as follows:

                Carole J. Lewis                  Tytus R. Bulicz
                Louise Czarobski


            The names of each director whose term of office continued after the annual meeting are as follows:

                William A McCann                 Sylvester Lulinski
                Thaddeus Walczak                 Dr. Henry J Urban


        (c) The following matters were voted upon at the annual meeting and the number of votes cast with respect to the matter follows:

                (i) Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996:


                      For          Against       Abstain
                      ---          -------       -------

                      2,135,245      600         2,952

        (d) None.

ITEM 5.  OTHER INFORMATION

        On June 20, 1996, Sylvester Lulinski, for health reasons aggravated by his age, resigned as a director of the Registrant and the Association. On
June 25, 1996, the Board of Directors of both the Registrant and the Association elected Darryl Erlandson a director to serve until the next annual meeting of shareholders of the Registrant and the Association. Mr. Erlandson is the son-in-law of Ms. Carole J. Lewis, the President and a director of both the Registrant and the Association. Mr. Erlandson is also President of CSSC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        None

                                  SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


DATE: AUGUST 9, 1996                             CALUMET BANCORP, INC.


                                                  /S/THADDEUS WALCZAK
                                                  -------------------
                                                  THADDEUS WALCZAK,
                                                  CHAIRMAN OF THE BOARD AND
                                                  CHIEF EXECUTIVE OFFICER


DATE: AUGUST 9, 1996                              /S/JOHN GARLANGER
                                                  -----------------
                                                  JOHN GARLANGER,
                                                  CHIEF FINANCIAL OFFICER