Form 10-Q
period 1996-09-30
CALUMET BANCORP INC /DE
filed 1996-11-12
CIK 879694

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


                               FORM 10-Q

     (Mark one)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

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

As of November 8, 1996, the Company has 2,377,078 shares of $0.01 par value common stock issued and outstanding.

                     PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                           PAGE NO.

         Consolidated Statements of Financial Condition
         as of September 30, 1996 and December 31, 1995                    3

         Consolidated Statements of Income
         for the three months ended September 30, 1996 and 1995,
         and for the nine months ended September 30, 1996 and 1995         4

         Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1996 and 1995             5

         Consolidated Statements of Stockholders' Equity
         for the nine months ended September 30, 1996 and 1995             7

         Notes to Consolidated Financial Statements                        8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               9


                      PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                 14

ITEM 2 - CHANGES IN SECURITIES                                             14

ITEM 3 - DEFAULT UPON SENIOR SECURITIES                                    14

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

ITEM 5 - OTHER INFORMATION                                                 14

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  14


SIGNATURE PAGE                                                             16

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)


                                                                                   September 30,  December 31,
                                                                                       1996          1995
                                                                                     --------      --------
Assets:
 Cash                                                                                $  3,156     $  2,616
 Interest-bearing deposits                                                              7,412        6,041
                                                                                     --------     --------
     CASH AND CASH EQUIVALENTS                                                         10,568        8,657

 Investment securities available-for-sale                                              57,746       68,153
 Investment securities held-to-maturity                                                28,304       32,620
 Loans receivable, net                                                                370,861      375,467
 Investment in limited partnerships                                                    17,110       16,226
 Real estate held for sale,
   acquired through foreclosure                                                         1,890        2,483
 Office properties and equipment, net                                                   4,291        4,267
 Other assets                                                                           2,009        1,655
                                                                                     --------     --------
   TOTAL ASSETS                                                                      $492,779     $509,528
                                                                                     ========     ========
Liabilities:
 Deposits                                                                            $368,332     $362,922
 Federal Home Loan Bank advances                                                       36,850       55,140
 Advance payments by borrowers for
   taxes and insurance                                                                  1,834        3,058
 Income taxes                                                                              --          529
 Miscellaneous liabilities                                                              6,180        3,769
                                                                                     --------     --------
   TOTAL LIABILITIES                                                                  413,196      425,418

Stockholders' Equity:
Preferred stock, $.01 par value,
   2,000,000 shares authorized                                                             --           --
Common stock, $.01 par value,
   4,200,000 shares authorized
   3,614,341 and 3,599,372 shares issued and outstanding                                   36           36
Additional paid-in-capital                                                             35,071       34,665
Retained earnings - substantially restricted                                           72,128       68,418
Net unrealized gains (losses) on securities available-for-sale,
   net of income tax (expense) benefit of $26 and $(217)                                  (59)         423
Less: Unearned ESOP shares                                                               (990)      (1,414)
   Stock held for management recognition plan                                            (171)        (273)
   Treasury stock (1,237,313 and 926,494 shares)                                      (26,432)     (17,745)
                                                                                     --------     --------
   TOTAL STOCKHOLDERS' EQUITY                                                          79,583       84,110
                                                                                     --------     --------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                              $492,779     $509,528
                                                                                     ========     ========

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

                                                           Three months ended                         Nine months ended
                                                              September 30                               September 30
                                                       1996                 1995                  1996                 1995
                                               --------------------  -------------------  --------------------  -------------------
Interest Income:
 Loans                                                       $8,076               $7,877               $24,552              $23,858
 Investment securities                                        1,540                1,761                 4,698                5,148
                                               --------------------  -------------------  --------------------  -------------------
 Total interest income                                        9,616                9,638                29,250               29,006
Interest Expense:
 Deposits                                                     4,606                4,533                13,749               12,385
 Federal Home Loan Bank advances                                621                  718                 1,955                2,416
                                               --------------------  -------------------  --------------------  -------------------
 Total interest expense                                       5,227                5,251                15,704               14,801
                                               --------------------  -------------------  --------------------  -------------------
 Net interest income                                          4,389                4,387                13,546               14,205
 Provision for losses on loans                                  200                  200                   600                  600
                                               --------------------  -------------------  --------------------  -------------------
 Net interest income after
   provision for losses on loans                              4,189                4,187                12,946               13,605
Other Income:
 Fees on loans sold                                              77                   58                   182                  297
 Loss on sale of real estate                                    (62)                 (27)                   (4)                (183)
 Gain (loss) on sale of securities                              (15)                  (4)                    5                  (83)
 Income from limited partnerships                               174                  147                 1,228                  185
 Insurance commissions                                           29                   60                   139                  190
 Other                                                          438                  165                   741                  530
                                               --------------------  -------------------  --------------------  -------------------
 Total other income                                             641                  399                 2,291                  936
Other Expenses:
 Compensation                                                 1,179                1,199                 4,065                4,033
 Occupancy                                                      319                  305                   966                  949
 Federal insurance premiums                                   2,528                  203                 2,951                  608
 Other general and administrative                               646                  622                 1,895                2,075
                                               --------------------  -------------------  --------------------  -------------------
 Total other expenses                                         4,672                2,329                 9,877                7,665
                                               --------------------  -------------------  --------------------  -------------------
 Income before income taxes                                     158                2,257                 5,360                6,876
 Income taxes                                                   (49)                 404                 1,650                2,133
                                               --------------------  -------------------  --------------------  -------------------
Net income                                                     $207               $1,853                $3,710               $4,743
                                               ====================  ===================  ====================  ===================
Earnings per share                                            $0.08                $0.63                 $1.39                $1.62
                                               ====================  ===================  ====================  ===================

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)



                                                                    Nine months ended September 30
                                                                      1996                 1995
                                                               -------------------  -------------------
Operating Activities:
 Net income                                                                 $3,710               $4,743
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for losses on loans                                                600                  600
  Provision for depreciation                                                   241                  245
  Amortization of deferred loan and commitment fees                           (769)                (701)
  Amortization and accretion of premiums and discounts                         180                  149
  Amortization and allocation of stock based benefits                          526                  526
  Loss (gain) on sales of securities                                            (5)                  83
  Equity loss (income) from limited partnerships                            (1,228)                (185)
  Loss (gain) on sales of real estate                                            4                  183
  Change in operating assets and liabilities:
   Decrease (increase) in interest receivable                                  184                  140
   Decrease (increase) in other assets                                         364                3,981
   (Decrease) increase in interest payable                                     (45)                 (99)
   (Decrease) increase in income taxes payable                                (373)                (999)
   (Decrease) increase in miscellaneous liabilities                          3,145                 (131)
                                                               -------------------  -------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          6,534                8,535

Investing Activities:
 Investment securities available-for-sale:
  Purchases                                                                (26,600)             (24,080)
  Proceeds from sales                                                       32,888               11,810
  Maturities                                                                 2,000               13,700
  Repayments                                                                 1,397                2,439
 Investment securities held-to-maturity:
  Purchases                                                                     --               (5,005)
  Proceeds from sales                                                           --                   --
  Maturities                                                                    --                   --
  Repayments                                                                 4,138                2,384
 Principal and fees collected on loans                                      67,180               44,613
 Loans originated                                                          (58,516)             (46,452)
 Loans purchased                                                            (3,567)              (4,082)
 Originations of loans held for sale                                        (5,108)              (7,885)
 Cost of loans sold                                                          5,108                7,885
 Investments in limited partnerships                                        (3,387)              (3,100)
 Return of investment in limited partnerships                                2,387                3,276
 Proceeds from sales of real estate                                            289                  681
 Sales of office property and equipment                                         --                  109
 Purchases of office property and equipment                                   (265)                (204)
                                                               -------------------  -------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         17,944               (3,911)

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                Nine months ended September 30
                                                                  1996                 1995
                                                           -------------------  -------------------
Financing Activities:
 Net increase (decrease) in demand and passbook accounts                 1,145               (4,814)
 Net increase (decrease) in certificates of deposit                      4,238               22,943
 Proceeds from Federal Home Loan Bank advances                          41,675               36,990
 Repayments of Federal Home Loan Bank advances                         (59,965)             (60,185)
 Net increase (decrease) in advance payments by
  borrowers for taxes and insurance                                     (1,224)                 580
 Purchase of treasury stock                                             (8,687)                (269)
 Net proceeds from exercise of stock options                               251                   31
                                                           -------------------  -------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (22,567)              (4,724)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,911                 (100)
Cash and cash equivalents at beginning of period                         8,657                9,350
                                                           -------------------  -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $10,568               $9,250
                                                           ===================  ===================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest on deposits                                                 $13,722              $11,375
  Interest on Federal Home Loan Bank advances                            2,027                2,505
                                                           -------------------  -------------------
  Total interest paid                                                  $15,749              $13,880
                                                           ===================  ===================
  Income taxes                                                          $2,375               $3,132
                                                           ===================  ===================
Non-cash transactions:
 Loans transferred to real estate owned                                   $436               $1,165
 Loans and non-cash transfers to facilitate
  sales of real estate owned                                               685                  359


CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)


                                                                   Nine months ended September 30
                                                                     1996                 1995
                                                              -------------------  -------------------
Common stock:
 Beginning of period                                                          $36                  $36
 Proceeds of option stock issued                                               --                   --
                                                              -------------------  -------------------
 End of period                                                                 36                   36
                                                              -------------------  -------------------
Additional paid-in-capital:
 Beginning of period                                                       34,665               34,494
 Tax benefit of MRP deduction                                                 155                   --
 Proceeds of stock options exercised                                          251                   31
                                                              -------------------  -------------------
 End of period                                                             35,071               34,525
                                                              -------------------  -------------------
Retained earnings:
 Beginning of period                                                       68,418               62,453
 Net income                                                                 3,710                4,743
                                                              -------------------  -------------------
 End of period                                                             72,128               67,196
                                                              -------------------  -------------------
Unrealized gains and (losses) on securities
   available for sale:
 Beginning of period, net of income tax
   (expense) benefit of ($217) and $1,269                                     423               (1,953)
 Change in unrealized gains and (losses), net of
   income tax (expense) benefit of $243 and ($1,295)                         (482)               2,064
                                                              -------------------  -------------------
 End of period, net of income tax
   (expense) benefit of $26 and ($26)                                         (59)                 111
                                                              -------------------  -------------------
Less unearned ESOP shares:
 Beginning of period                                                       (1,414)              (1,980)
 Shares released                                                              424                  424
                                                              -------------------  -------------------
 End of period                                                               (990)              (1,556)
                                                              -------------------  -------------------
Less stock held for MRP:
 Beginning of period                                                         (273)                (410)
 Amortization                                                                 102                  102
                                                              -------------------  -------------------
 End of period                                                               (171)                (308)
                                                              -------------------  -------------------
Less Treasury stock:
 Beginning of period                                                      (17,745)             (14,354)
 Purchases                                                                 (8,687)                (269)
                                                              -------------------  -------------------
 End of period                                                            (26,432)             (14,623)
                                                              -------------------  -------------------
Total stockholders' equity                                                $79,583              $85,381
                                                              ===================  ===================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months and the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Certain 1995 amounts have been reclassified to conform to 1996 presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Calumet Bancorp, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - EARNINGS PER SHARE

     Earnings per share of Common Stock outstanding for the three months and the nine months ended September 30, 1996 and 1995, respectively, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume the exercise of stock options and use of proceeds to purchase Treasury Stock at the average market price for the period. The weighted average number of shares of common stock and common stock equivalents outstanding used for this calculation were 2,518,744 and 2,925,141 for the three months ended September 30, 1996 and 1995, and 2,676,777 and 2,924,529 for
the nine months ended September 30, 1996 and 1995, respectively.   The average
number of uncommitted (unearned) shares held for the Company's Employee Stock Ownership Plan ("ESOP") and included in the weighted average shares outstanding for these same periods were 106,088, 162,667, 120,233 and 179,170, respectively. Shares committed to be released to the ESOP are expensed during the period based on original cost.

NOTE C - COMMITMENTS AND CONTINGENCIES

     At September 30, 1996, the Company had approved loan commitments totalling $9.7 million to originate loans, $6.7 million to sell loans, $10.2 million in undisbursed loans-in-process, $23.4 million in unused lines of credit, and $5.8 million in credit enhancement arrangements. Commitments to fund loans and those under credit enhancement arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Calumet Bancorp, Inc. (the "Company") completed its initial public offering of Common Stock on February 20, 1992. It owns all of the outstanding Common Stock of Calumet Federal Savings and Loan Association of Chicago (the "Association"), a federally chartered stock savings and loan association which operates five financial services offices in the Chicago area -- in Dolton, Lansing, Sauk Village, and two in southeastern Chicago. The Association owns two first tier subsidiaries, Calumet Savings Service Corporation and Calumet Residential Corporation, both wholly owned. Calumet Residential Corporation owns 51% of a second tier subsidiary, Calumet United Limited Liability Company. Calumet Savings Service Corporation owns two second tier subsidiaries, Calumet Mortgage Corporation of Idaho and Calumet Mortgage Corporation of New Mexico, both wholly owned. Calumet Mortgage Corporation of New Mexico was liquidated as of August 1, 1996.

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

     On September 30, 1996, President Clinton signed into law legislation for the recapitalization of SAIF. As a result of this legislation the Association will incur a special, one-time assessment by the FDIC in the amount of $2.3 million, which was accrued at September 30, 1996 and will be paid during the fourth quarter. The special assessment reduces the Company's 1996 earnings by approximately $0.60 per share after taxes. Management expects that a reduction in the FDIC assessment rate from 23 cents per $100 of deposits in 1996 to approximately 6.5 cents per $100 of deposits in 1997 will significantly improve future earnings.

FINANCIAL CONDITION

     Total assets decreased $16.7 million, or 3.28%, to $492.8 million at September 30, 1996, from $509.5 million at December 31, 1995. Net loans receivable decreased $4.6 million, or 1.2%, to $370.9 million at September 30, 1996, from $375.5 million at December 31, 1995, with originations and purchases of $62.1 million during the first nine months of 1996.

     The Company's lending activities have been concentrated primarily in residential real estate secured by first liens. At September 30, 1996, approximately 57.2% of the Company's mortgage loans were secured by one-to-four family residential properties, 15.5% by multifamily income producing properties, and 27.3% by commercial properties and land. At December 31, 1995, these concentrations were 57.6%, 16.3%, and 26.1%, respectively. At September 30, 1996, the Company's mortgage loan portfolio was geographically distributed primarily in Illinois (34.5%), Colorado (26.6%), Idaho (18.5%), and New Mexico (13.9%). At December 31, 1995, these distributions were 37.2%, 28.0%, 16.7%, and 11.5%, respectively.

     Deposits increased $5.4 million, or 1.5%, to $368.3 million at September 30, 1996, from $362.9 million at December 31, 1995. These funds, together with funds generated from operations and asset reductions, were used to pay down Federal Home Loan Bank advances as they became due, reducing advances by $18.3 million, or 33.2%, to $36.9 million at September 30, 1996, from $55.1 million at December 31, 1995.


     Stockholders' equity decreased $4.5 million, or 5.4%, to $79.6 million at September 30, 1996, from $84.1 million at December 31, 1995. The decrease came primarily from treasury stock purchases of $8.7 million, offset by earnings of $3.7 million, $932,000 in credits from employee benefit plans, and reduced by $482,000 in net unrealized losses on securities. During the first nine months of 1996 the Company repurchased 310,819 shares of its stock at an average price of $27.95 per share. The Company has 2,377,028 shares of common stock (including 99,015 unearned ESOP shares) outstanding on September 30, 1996, with a book value of $33.48 per share.

ASSET QUALITY

     Non-performing loans decreased to $4.5 million, or 1.20% of total loans at September 30, 1996, from $5.8 million, or 1.53% of total loans at December 31, 1995. Non-performing assets decreased to $6.4 million, or 1.29% of total assets at September 30, 1996, from $8.2 million, or 1.62% of total assets at December 31, 1995. The allowance for losses on loans increased to $5.5 million, or 122.43% of non-performing loans at September 30, 1996, from $4.9 million, or 84.58% of non-performing loans at December 31, 1995. The allowance for losses on loans increased to 1.47% of total loans at September 30, 1996, from 1.30% of total loans at December 31, 1995.

RESULTS OF OPERATIONS

     The Company reported net income of $207,000 for the third quarter of 1996, compared to $1.9 million net income for the third quarter of 1995. The primary reason for the decreased earnings for 1996 was the provision of $2.3 million to pay the FDIC special assessment to recapitalize the SAIF. Pretax earnings for the third quarter of 1996 would have been $2.5 million without the special assessment, an increase of $217,000 from pretax earnings of $2.3 million in 1995. Earnings per share of common stock for the third quarter of 1996 decreased to $0.08, from $0.63 for the third quarter of 1995. Net income for the nine months ended September 30, 1996 was $3.7 million, compared to $4.7 million for the nine months ended September 30, 1995, while earnings per share decreased to $1.39 for the first nine months of 1996, from $1.62 for the first nine months of 1995. The FDIC special assessment reduced earnings per share by $0.60 for 1996. Management expects that a reduction of the FDIC assessment rate from 23 cents per $100 of deposits in 1996 to approximately 6.5 cents per $100 of deposits in 1997, would reduce deposit insurance premiums by approximately $600,000 per year based on current levels of insured deposits.

     Return on average assets decreased to 0.17% for the third quarter of 1996, from 1.48% for the same quarter last year. Return on average assets before the FDIC special assessment would have been 1.38% for the third quarter of 1996. Return on average stockholders' equity for the third quarter of 1996 was 1.04%, compared to 8.76% for the same quarter last year. ROE would have been 8.55% without the special assessment. Return on average assets decreased to 0.99% for the first nine months of 1996, from 1.27% in the first nine months of 1995. ROA would have been 1.41% without the special assessment. Return on average stockholders' equity for the first nine months of 1996 was 5.99%, compared to 7.68% in 1995. ROE would have been 8.55% without the special assessment.

NET INTEREST INCOME

     Net interest income for the third quarter of both 1996 and 1995 was $4.4 million. The average yield on interest earning assets increased to 8.24% during the third quarter of 1996, from 8.15% in 1995, while the average cost of funds increased to 5.24%, from 5.23% for these same periods, resulting in an increase in the rate spread to 3.00% in 1996, from 2.92% in 1995. Net interest income decreased by $659,000, to $13.5 million during the first nine months of 1996, compared to $14.2 million during the first nine months of 1995. The average yield on interest earning assets increased to 8.29% during the first nine months of 1996, compared to 8.23% for the first nine months of 1995, while the average cost of funds increased to 5.21% in 1996, from 4.91% in 1995, resulting in a decrease in the rate spread to 3.08%, compared to 3.32% last year.

PROVISION FOR LOAN LOSSES

     The allowance for losses on loans is established through a provision for losses on loans based on management's evaluation of the risk inherent in its loan portfolio and general economic conditions. Management's evaluation includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and the Company's internal credit review process. The provision for losses on loans has been maintained at $200,000 per quarter for 1996, the same as for 1995. Charges to the allowance for losses on loans of $73,000 were offset by recoveries of $73,000 during the first nine months of 1996. Net charges to the allowance for losses on loans were $179,000 during the first nine months of 1995. The allowance for losses on loans increased to 1.47% of total loans at September 30, 1996, from 1.30% of total loans at December 31, 1995.

OTHER INCOME

     Other income increased to $641,000 during the third quarter of 1996, from $399,000 in the third quarter of 1995, primarily due to a $250,000 release fee credited to miscellaneous income. Other income increased to $2.3 million during the first nine months of 1996, from $936,000 during the first nine months of 1995, primarily due to a $1.0 million increase in income from limited partnerships, a $179,000 decrease in losses on sales of real estate acquired through foreclosure, and an $88,000 swing from losses to gains on sales of securities. The significant improvement in income from limited partnerships comes primarily from the Company's investments in single family development projects located in Illinois, although there has also been an improvement in the performance of its Colorado investments. Fees on loans sold decreased $115,000, or 38.7%, to $182,000 in the first nine months of 1996, from $297,000 in the first nine months of 1995, primarily due to a $2.8 million, or 35.4% decrease in loans sold in the secondary market.

OPERATING EXPENSES

     Operating expenses increased during the third quarter of 1996 to $4.7 million, from $2.3 million during the third quarter of 1995, primarily as the result of the $2.3 million FDIC special assessment. Operating expenses as a percent of average assets increased to 3.78% (1.90% without the FDIC special assessment) in the third quarter of 1996, from 1.86% in 1995. During 1995 the Company incurred significant legal expenses related to litigation involving Florida loans, foreclosures and limited partnership investments which has not been repeated in 1996. Net non-interest expense as a percent of average assets improved to 1.39% (before the FDIC special assessment) for the third quarter of 1996, from 1.54% for the third quarter of 1995. The Company's efficiency ratio (adjusted) was 48.8% for the third quarter of 1996, compared to 50.8% in 1995.

     Operating expenses increased during the first nine months of 1996 to $9.9 million, from $7.7 million in the first nine months of 1995, primarily due to the $2.3 million FDIC special assessment. Operating expenses as a percent of average assets increased to 2.64% in the first nine months of 1996, but decreased to 2.02% before the special assessment, from 2.05% in the first nine months of 1995, primarily as the result of a $126,000 decrease in legal costs and an $85,000 decrease in audit and exam expense. Net non-interest expense as a percent of average assets improved to 1.41% (before the FDIC special assessment) for the first nine months of 1996, from 1.80% in the first nine months of 1995, due to the increase in income from limited partnerships and the decrease in legal, audit and exam expense. The Company's efficiency ratio was 49.6% for the first nine months of 1996, compared to 52.7% in 1995.

INCOME TAXES

     During the third quarter of 1996 the Company accrued low income housing tax credits in the amount of $62,000, and a dividends received deduction in the amount of $136,000, which resulted in a net income tax benefit for the quarter. During the third quarter of 1995 the Company revised its estimates of current and deferred income tax liabilities, which resulted in a $367,000 credit to income tax expense and reduced the effective tax rate from 34.2% to 17.9%. For the first nine months of 1996 and 1995 the effective income tax rates of 30.8% and 31.0%, respectively, reflect the benefits of both low income housing tax credits and the dividends received deduction.

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

     The primary investing activity of the Company is the origination and purchase of mortgage loans and the purchase of securities. During the first nine months of 1996 the Company originated and purchased mortgage loans in the amount of $62.1 million, compared to $50.5 million during the first nine months of 1995. During the first nine months of 1996 the Company purchased securities in the amount of $26.6 million, compared to $29.1 million during the first nine months of 1995.

     During the first nine months of 1996 and 1995, the Company increased its deposit base by $5.4 million and $18.1 million, respectively, through a combination of more aggressive rates and new products. These funds, together with funds from operations, loan repayments, and securities sales and maturities, were used to repay maturing Federal Home Loan Bank advances a net $18.3 million in 1996 and $23.2 million in 1995.

     Federal regulations require a savings institution to maintain an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable deposits and short term borrowings. In addition, short term liquid assets must constitute 1% of net withdrawable deposits and short term borrowings. Management has consistently maintained levels in excess of the regulatory requirement. The Association's average liquidity ratios for the first nine months of 1996 and 1995 were 7.9% and 8.5%, respectively. The Association's average short term liquidity ratios for these same periods were 2.1% and 2.9%, respectively.

     The Association is also required to maintain specific amounts of capital pursuant to federal regulations. As of September 30, 1996, the Association was in compliance with all regulatory capital requirements, with tangible and core capital of 10.5%, and risk-based capital of 17.6%, well above the requirements of 1.5%, 3.0%, and 8.0%, respectively.

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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     At the September 24, 1996, Board of Directors meeting of the Registrant, the Board of Directors terminated the service of Ernst & Young LLP as the Registrant's independent certified public accountants. There were no disagreements between the Registrant and Ernst & Young LLP on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure. On September 25, 1996, the Registrant engaged the firm of Crowe, Chizek and Company LLP as independent certified public accountants for the Registrant. Form 8-K was filed on October 1, 1996 with the United States Securities and Exchange Commission. Amendment No. 1 to Form 8-K was filed on October 11, 1996.

                               SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: November 8, 1996                 CALUMET BANCORP, INC.

                                       /s/Thaddeus Walczak
                                       -------------------------
                                       Thaddeus Walczak,
                                       Chairman of the Board and
                                       Chief Executive Officer

Date: November 8, 1996                 /s/John Garlanger
                                       -------------------------
                                       John Garlanger,
                                       Chief Financial Officer