Form 10-K
period 1996-12-31
CALUMET BANCORP INC /DE
filed 1997-04-01
CIK 879694

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1996     COMMISSION FILE NUMBER 0-19829

                             CALUMET BANCORP, INC.


        DELAWARE                                       36-3785272
(State of incorporation)                (I.R.S. Employer Identification Number)


               1350 EAST SIBLEY BOULEVARD, DOLTON, ILLINOIS 60419
                        TELEPHONE NUMBER (708) 841-9010

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE                                  NASDAQ
         (Title of Class)                            (Name of each exchange on which registered)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1997 there were issued and outstanding 2,238,147 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the NASDAQ/NMS on March 1, 1997 was $79,454,219. Solely for purposes of this calculation, all directors and executive officers of the registrant are considered non-affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on April 30, 1997 are incorporated by reference into
Part III hereof.

PART I

ITEM 1. DESCRIPTION OF BUSINESS (Dollar amounts in thousands, except per share data)

THE COMPANY

Calumet Bancorp, Inc. (the "Company"), a Delaware corporation, was organized on September 20, 1991, to acquire all of the capital stock issued by Calumet Federal Savings and Loan Association of Chicago (the "Association") upon its conversion from the mutual to stock form of ownership. On February 20, 1992, the Company sold 3,536,250 (split adjusted) shares of its common stock to depositors and employees of the Association. Total proceeds from the conversion in the amount of $33.9 million was recorded as common stock and additional paid-in capital. The Company used $14.8 million of the proceeds to acquire all of the capital stock of the Association.

The Company's principal business activity is the operation of its thrift subsidiary, and consists of attracting deposits from the public and investing those deposits, together with funds generated from operations and borrowings, primarily in residential mortgage loans. The Association operates five financial services offices -- Dolton, Lansing, Sauk Village and two in southeastern Chicago. The Association's deposit accounts are insured to the maximum allowable amount by the FDIC. The Company also invests in equity securities and in various limited partnerships which have invested in residential development, residential and commercial rental properties, and mortgage loan servicing.

The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest and dividend income earned on its loan and investment securities portfolios, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Company has also invested in several limited partnerships at both the holding company and subsidiary levels in order to diversify its sources of income. Through these limited partnerships the Company has generated income from the construction and sale of homes, rental of apartments and offices, and the servicing of mortgage loans. In recent years these have become an important source of income.

The Company's operating results are also affected to a lesser extent by loan and commitment fees, customer service charges, and by the sale of insurance, mutual funds and annuities through its third tier subsidiaries. Operating expenses of the Company are primarily employee compensation and benefits, office occupancy and equipment costs, federal deposit insurance premiums, advertising and promotion costs, data processing and other administrative expenses. The Company employs a total of 130 full time equivalent employees as of December 31, 1996, and management considers its relationship with employees excellent.

The Company's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates, government policies and the actions of regulatory authorities. The Company is facing increasing competition for retail customer business, including deposit accounts and loan originations. Competition for deposit accounts comes primarily from other savings institutions, commercial banks, money market funds, mutual funds, and insurance company annuity products. Competition for loan products comes primarily from mortgage brokers, mortgage banking companies, other savings institutions, and commercial banks.

The Company is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (OTS), as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (FDIC), which insures its deposits up to applicable limits. Such regulation and supervision establish a comprehensive framework of activities in which the Company can engage and is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress, could have a material inpact on the Company and its operations.

On September 30, 1996, President Clinton signed legislation which provided for a special assessment by the FDIC to recapitalize the Savings Association Insurance Fund (SAIF). The Company paid a $2.3 million special assessment as a result of this legislation, which reduced net income for 1996 by $1.5 million, net of income taxes, or approximately $0.56 per share. Management expects that a reduction of the FDIC assessment rate from 23 cents per $100 of deposits in 1996, to approximately 6.48 cents per $100 of deposits in 1997, will reduce the Federal deposit insurance premium by approximately $600.


ITEM 2. PROPERTIES (Dollar amounts in thousands)

The following table sets forth information regarding the Company's administrative, main and branch offices:



                                               Percent of          Net Book
                                   Year           Total            Value at
                                  Opened         Deposits          12/31/96
                                -------------------------------------------
PROPERTIES:
Administrative Office
1350 East Sibley Boulevard           1976            44.21%          $1,184
Dolton, Illinois  60419
Main Office
8905 South Commercial Avenue         1910            11.92%             231
Chicago, Illinois  60617
Branch Offices
3501 East 106th Street               1979            20.72%             495
Chicago, Illinois  60617
2600 Sauk Trail                      1978             5.47%             166
Sauk Village, Illinois  60411
17150 South Torrence Avenue          1985            17.68%           1,133
Lansing, Illinois  60438
Other fixed assets                                                    1,111
                                                 --------------------------
Total                                               100.00%          $4,320
                                                 ==========================

ITEM 3. LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits involving the Company as a defendent, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. In the opinion of management and the Company's legal counsel, no significant loss is expected from any of such pending claims or lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Calumet Bancorp, Inc.'s common stock is traded on the NASDAQ National Market System under the symbol "CBCI". As of March 1, 1997, the Company has 379 stockholders of record (not including approximately 900 persons or entities holding stock in nominee or street name through various brokerage firms) and 2,238,147 shares of common stock outstanding.

During 1996 the Company repurchased 310,819 shares of its common stock, at an average cost of $27.95, continuing a share repurchase program begun in 1992. The Company has repurchased a total of 1,237,313 shares of its common stock for
$26.4 million, or an average cost of $21.36 per share.   The repurchase of the
Company's shares at a significant discount to book value enhanced shareholder value by having the effect of increasing earnings per share and book value per share for the remaining shares outstanding. At December 31, 1996, the Company had 2,377,028 shares of common stock outstanding with a book value of $34.40 per share. The closing price of the stock on December 31, 1996, was $33.25 per share, or 96.7% of book value.

The Company has never paid a cash dividend, and does not anticipate paying a cash dividend in 1997. The following table sets forth the reported high, low and closing prices per share of the Company's common stock in 1996:


1996                         High    Low     Close
                             ----    ----    -----
First quarter              $28.50  $27.50  $27.75
Second quarter              28.50   27.50   28.00
Third quarter               28.75   27.75   28.38
Fourth quarter              34.00   28.25   33.25


1995                         High    Low     Close
                             ----    ----    -----
First quarter              $26.75  $21.00  $26.50
Second quarter              27.25   26.50   27.25
Third quarter               28.00   26.50   27.50
Fourth quarter              28.50   27.25   27.75

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included at Item 8. "Financial Statements and Supplementary Data."

                                                                               Year ended December 31,
FIVE YEAR FINANCIAL SUMMARY                                                   ------------------------
(Dollars in thousands, except per share data)                1996          1995         1994          1993        1992
                                                        -----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
   Interest income                                         $38,919       $38,761     $36,609        $34,750      $36,457
   Interest expense                                         21,054        20,177      16,621         15,545       18,112
                                                        -----------------------------------------------------------------
   Net interest income                                      17,865        18,584      19,988         19,205       18,345
   Provision for losses on loans                               800           800         800            800          400
                                                        -----------------------------------------------------------------
   Net interest income after provision
     for losses on loans                                    17,065        17,784      19,188         18,405       17,945
   Other income                                              2,992           972       2,593          5,821        2,686
   Other expenses                                           12,231         9,931      10,340         10,302       10,088
   Income taxes                                              2,427         2,860       4,022          4,892        3,846
                                                        -----------------------------------------------------------------
   Income before cumulative effect of
     chance in accounting principle                          5,399        5,965        7,419          9,032        6,697
   Cumulative effect on prior years of
     change in accounting principle                             --           --           --          1,500           --
                                                        -----------------------------------------------------------------
   Net Income                                               $5,399       $5,965      $ 7,419        $10,532       $6,697
                                                        =================================================================
   Weighted average shares outstanding                   2,637,266    2,901,667    2,998,591      3,268,053    3,449,080
   Earnings per share (1)                                    $2.05        $2.06        $2.47          $3.22        $1.91
OTHER DATA (2):
   Return on average assets                                   1.08%        1.19%        1.48%          2.24%        1.52%
   Return on average equity                                   6.56         7.20         9.61          14.02         9.96
   Average equity to average assets                          16.42        16.60        15.36          15.95        15.27
   Interest rate spread (3)                                   3.05         3.21         3.68           3.57         3.53
   Net interest margin (4)                                    3.79         3.94         4.21           4.22         4.31
   Non-interest income to average assets                      0.60         0.19         0.52           1.24         0.61
   Non-interest expense to average assets                     2.44         1.98         2.06           2.19         2.29
   Net charge-offs to average loans                           0.01         0.10         0.35           0.11         0.13
STATEMENT OF FINANCIAL CONDITION DATA:
   Total assets                                           $510,217     $509,528     $504,026       $522,040     $440,082
   Loans receivable, net                                   383,770      375,467      360,578        327,465      297,445
   Securities available-for-sale (5)                        57,362       68,153       73,491         64,448       52,390
   Securities held-to-maturity                              27,970       32,620       31,058         77,713       61,476
   Cash and interest-bearing deposits                        9,175        8,657        9,350         27,182       15,055
   Investment in limited partnerships                       24,458       16,226       16,911         14,020        5,167
   Deposits                                               $360,978     $362,922     $346,668       $408,920     $352,273
   Borrowings                                               59,850       55,140       70,335         28,598       10,269
   Stockholders' equity (1)                                 81,764       84,110       78,286         77,041       69,922
   Common shares outstanding                             2,377,028    2,672,878    2,791,632      2,980,143    3,191,466
   Book value per share                                     $34.40       $31.47       $28.04         $25.85       $21.91
   Allowance for losses on loans to
    net loans receivable                                      1.47%        1.30%        1.23%          1.47%        1.47%
   Nonperforming loans to net loans receivable                1.65         1.53         1.33           1.37         2.16
   Nonperforming assets to total assets (6)                   1.57         1.62         1.36           1.65         1.92
   Number of deposit accounts                               38,206       37,567       36,763         38,615       39,803


(1) The Company completed its conversion from a federal mutual savings and loan charter to its present holding company-federal stock charter on February 20, 1992.
(2) All ratios are based on average monthly balances during the respective periods.
(3) Computed as the difference between average yield on interest earning assets and average cost of interest bearing funds.
(4) Net interest income divided by average interest earning assets.
(5) Accounted for at lower-of-cost-or-market prior to 1994, at fair value since 1994.
(6) Nonperforming assets are defined as nonaccrual loans plus real estate owned acquired through foreclosure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands, except per share data.)

The following represents management's discussion and analysis of the results of operations and financial condition of the Company as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this form 10-K.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1 - Description of Business that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in 1997 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Association's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies,and the United States Government; federal and state legislation, regulation and supervision of the Association and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Association's ability to pay dividends to the Company.

FINANCIAL CONDITION

As of December 31, 1996, total assets increased $689, to $510.2 million, from $509.5 million at December 31, 1995. An increase of $8.3 million, or 2.2%, in net loans receivable, to $383.8 million at December 31, 1996, from $375.5 million at December 31, 1995, and an increase of $8.2 million, or 50.7% in investment in limited partnerships, to $24.5 million at December 31, 1996, from $16.2 million at December 31, 1995, were funded primarily through sales and maturities of securities, which decreased $15.4 million, or 15.3%, to $85.3 million at December 31, 1996, from $100.8 million at December 31, 1995.

Deposits decreased $1.9 million, or 0.5%, to $361.0 million at December 31, 1996, from $362.9 million at December 31, 1995, while advances from the Federal Home Loan Bank of Chicago increased $4.7 million, or 8.5%, to $59.9 million at December 31, 1996, from $55.1 million at December 31, 1995. The intensity of competition for deposit funds in the south Chicago and suburban market, not only from other depository institutions, but from insurance companies, mutual funds and the stock market, has grown significantly during 1996, and shows no sign of abatement in 1997. The result will be increased pressure on the cost of funds.

Stockholders' equity decreased $2.3 million, or 2.8%, to $81.8 million at December 31, 1996, from $84.1 million at December 31, 1995, primarily as the result of $5.4 million in earnings for 1996, reduced by $8.7 million in Treasury stock purchases, and reduced by $184 of net unrealized losses on securities available for sale. The exercise of options added $351 to stockholders' equity and amortization and allocation of stock based benefits another $775.

The Company's stock repurchase program in 1996 enhanced shareholder value by increasing earnings per share and book value per share through the repurchase of shares at a significant discount to book value. The Company repurchased 310,819 shares of its common stock at an average cost of $27.95. The closing price of the Company's common stock on December 31, 1996, was $33.25, or 96.7% of its book value of $34.40 per share.

LENDING

Loans receivable, net, increased by $8.3 million, or 2.2%, to $383.8 million at December 31, 1996, from $375.5 million at December 31, 1995. The increase in net loans receivable came primarily from funding of loans-in-process, which decreased $7.1 million, to $6.4 million at December 31, 1996, from $13.5 million at December 31, 1995. Investment in commercial real estate loans increased by $10.0 million, or 11.5%, to $97.1 million at December 31, 1996, from $87.1 million at December 31, 1995, while residential mortgage loans and (primarily) residential construction loans decreased $7.6 million, or 2.6%, to $282.6 million at December 31, 1996, from $290.2 million at December 31, 1995. The increase in commercial real estate loans (including commercial construction loans) was spread over several familiar market areas, primarily $4.1 million in Illinois, $3.0 million in New Mexico, $1.5 million in Colorado, and $1.1 million in Florida.

Loans receivable, net, increased by $14.9 million, or 4.1%, to $375.5 million at December 31, 1995, from $360.6 million at December 31, 1994. The Company increased its efforts to originate loans in Illinois and neighboring states, increasing those loans by $8.8 million during 1995. During 1995 the Company closed its loan origination subsidiary in Illinois and sold another loan origination subsidiary in New Mexico when these operations became unprofitable. The Company increased its efforts to originate loans through its subsidiary in Idaho and continues to purchase loans through former subsidiaries in Colorado and New Mexico.

The Company's lending activities have been concentrated primarily in residential real property secured by first liens on such property. At December 31, 1996, approximately 57.1% of the Company's mortgage loans are secured by one-to-four family dwellings, 14.3% by multifamily income producing properties, and 28.6% by commercial real estate properties and land. This compares to 57.6%, 16.3%, and 26.1%, respectively, at December 31, 1995.

During 1996 the Company invested $86.7 million in the origination and purchase of primarily mortgage loans, which exceeded loan fees and repayments of $79.0 million by $7.7 million, with increases in the portfolio coming primarily in commercial real estate loans. Commercial real estate loans improve the interest rate sensitivity of the Company's loan portfolio because they are generally made for a shorter term than residential mortgage loans, carry a higher yield, and reprice more frequently. Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by lending primarily on existing income-producing properties, analyzes the financial condition of the borrower and the reliability and predictability of the net income generated by the security property in determining whether to extend credit, and generally requires a net operating income to debt service ratio of at least 1.20 times.

During 1995 the Company invested $83.5 million in the origination and purchase of primarily mortgage loans, which exceeded loan fees and repayments of $68.5 million by $15.0 million, with increases in the portfolio coming primarily in multifamily residential and (residential) construction loans. Construction loans improve the interest rate sensitivity of the Company's loan portfolio and yield higher rates than those afforded by loans on existing properties. The higher yields correspond to higher risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the completed project, rather than the ability of the borrower or guarantor to repay the loan. The Company has attempted to address these risks through its conservative underwriting and construction disbursement procedures, and limits its construction lending to primarily residential properties.

The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                                                      At December 31,
                                                          ---------------------------------------
                                                1996         1995          1994          1993        1992
                                                ---------------------------------------------------------
Mortgage loans:
One-to-four family residential (1)              $207,697     $204,970      $204,246      $202,190    $218,817
Multi-family residential                          47,510       54,216        49,900        47,234      25,394
Commercial real estate                            97,093       87,066        84,388        66,403      46,492
Construction                                      27,442       31,055        21,711        16,501       9,485
Land                                              13,760       13,739        13,371         6,353       3,323
                                                -------------------------------------------------------------
   Total mortgage loans                          393,502      391,046       373,616       338,681     303,511

Other loans:
Commercial business                                1,208        2,342         1,981           505       1,916
Consumer                                             976          703           631           697         802
                                                -------------------------------------------------------------
   Total other loans                               2,184        3,045         2,612         1,202       2,718
                                                -------------------------------------------------------------

Total loans receivable                           395,686      394,091       376,228      339,883      306,229
Accrued interest net of reserve
  for uncollected interest                         2,570        2,521         2,391        2,076        2,010
Less:
  Loans-in-process                                 6,386       13,531        10,419        6,511        3,476
  Unearned discounts, premiums
    and deferred loan fees, net                    2,470        2,744         3,193        3,158        2,933
  Allowance for losses on loans                    5,630        4,870         4,429        4,825        4,385
                                                -------------------------------------------------------------
  Total loans receivable, net                   $383,770     $375,467      $360,578     $327,465     $297,445
                                                =============================================================
FHA and VA loans included in
  one-to-four family residential                    $416         $597          $747       $1,004       $1,217
Second mortgages included in
  total mortgage loans                            $2,698       $2,596          $113       $1,173         $165


(1)  Includes construction loans converted to permanent loans.

The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Company's loan portfolio based on contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.




                                                         After one        After five
                                           One year    year through         years          After
                                           or less      five years        ten years      ten years       Total
                                          ----------------------------------------------------------------------
MORTGAGE LOANS:
  One-to-four family residential           $6,551        $10,198           $10,633        $180,315      $207,697
  Multifamily residential                   4,329         13,321            19,990           9,870        47,510
  Commercial real estate                    1,698         18,098            47,551          29,746        97,093
  Construction                             25,799          1,643                --              --        27,442
  Land                                      4,443          9,002               162             153        13,760
OTHER LOANS:
  Commerical business                       1,087              3               118              --         1,208
  Consumer                                    669             29                22             256           976
                                          ----------------------------------------------------------------------
    Total loans                           $44,576        $52,294           $78,476        $220,340      $395,686
                                          ======================================================================


The following table sets forth the dollar amount of all loans at December 31, 1996 and due after December 31, 1997, that have fixed interest rates and those that have floating or adjustable rates.

                                                                                        Floating or
                                                                                         Adjustable
                                                                        Fixed Rates        Rates        Total
                                                                        ----------------------------------------
MORTGAGE LOANS:
  One-to-four family residential                                           $95,914        $105,232     $201,146
  Multi-family residential                                                   8,418          34,763       43,181
  Commercial real estate                                                    16,292          79,103       95,395
  Construction                                                                 486           1,157        1,643
  Land                                                                       1,579           7,738        9,317
OTHER LOANS:
  Commerical business                                                            3             118          121
  Consumer                                                                      51             256          307
                                                                        ----------------------------------------
    Total loans                                                           $122,743        $228,367     $351,110
                                                                        ========================================


At December 31, 1996, the Company's mortgage loan portfolio was geographically diversified, with concentrations primarily in Illinois (35.0%), Colorado (26.4%), Idaho (18.5%), and New Mexico (13.7%). Mortgage loans in Indiana and Michigan, all within the Company's immediate lending area, represent another 3.3% of the portfolio at December 31,1996. At December 31, 1995, these concentrations were Illinois (37.2%), Colorado (28.0%), Idaho (16.7%), New Mexico (11.5%), and Indiana/Michigan (3.6%).

At December 31, 1996, approximately $114.2 million or 29.0% of the Company's $393.5 million mortgage loan portfolio was secured by properties located in mountain and ski resort areas, the economies of which may be more susceptible to fluctuations in market and economic conditions. Furthermore, $44.2 million, or 38.7% of these loans are secured by second homes, which may be more susceptible to delinquencies than loans secured by primary residences. $29.9 million, or 26.2% of these loans were secured by primary residences, and $40.1 million, or 35.1% were secured by multifamily and commercial properties and land.

At December 31, 1996, the Company's out-of-state mortgage loan portfolio included $88.8 million in loans secured by primary residences, $66.8 million secured by secondary residences, $26.7 million secured by multifamily, and $73.6 million secured by commercial properties and land. The Company has not experienced unusual losses as a result of geographic diversification or lending in mountain and ski resort areas. The following table sets forth information regarding the geographic distribution of the Company's mortgage loan portfolio at December 31, 1996.

                              One-to-four family
                         --------------------------      Total                                          Land and         Total
                           Primary       Secondary    one-to-four       Multifamily     Commercial      Developed       Mortgage
                         Residential    Residential     family          Residential     Real Estate       Lots           Loans
                         ---------------------------------------------------------------------------------------------------------
Illinois                 $65,329        $3,663          $68,992         $29,801         $38,678         $126            $137,597
Indiana                    3,071           461            3,532             909             -             -                4,441
Michigan                     -             247              247           8,477             -             -                8,724
                      ------------------------------------------------------------------------------------------------------------
 Subtotal                 68,400         4,371           72,771          39,187          38,678          126             150,762
                      ------------------------------------------------------------------------------------------------------------
Idaho
Sun Valley area           26,113        24,435           50,548             144           9,274        9,428              69,394
Other mountain areas         229           368              597              -            1,995          850               3,442
                      ------------------------------------------------------------------------------------------------------------
 Subtotal                 26,342        24,803           51,145             144          11,269       10,278              72,836
                      ------------------------------------------------------------------------------------------------------------
Colorado
Denver area               26,987         2,582           29,569          12,024          16,740          245              58,578
Other urban areas             -             -                -            1,580           2,363           -                3,943
Aspen area                 2,183        10,799           12,982           1,764           6,441           -               21,187
Other mountain areas       1,363         8,557            9,920              -           10,064          149              20,133
                      ------------------------------------------------------------------------------------------------------------
 Subtotal                 30,533        21,938           52,471          15,368          35,608          394             103,841
                      ------------------------------------------------------------------------------------------------------------
New Mexico                24,761        12,949           37,710           1,220          11,986        2,962              53,878
Florida                      966         4,092            5,058             126           1,102           -                6,286
Arizona                    2,988           506            3,494              -               -            -                3,494
Other states                 131         1,821            1,952             453              -            -                2,405
                      ------------------------------------------------------------------------------------------------------------
 Total                  $154,121       $70,480         $224,601         $56,498         $98,643      $13,760            $393,502
                      ============================================================================================================







The following table sets forth information regarding nonaccrual loans and foreclosed real estate owned by the Company at the dates indicated. The Company does not accrue interest on loans delinquent 90 days or more. Had nonaccrual loans been current according to their original terms, the Company would have recorded $582 of interest income during 1996 and $564 during 1995. Actual interest income from nonaccrual loans amounted to $384 during 1996 and $257 during 1995.


                                                                      At December 31,
                                                          ---------------------------------------
                                                1996         1995          1994          1993        1992
                                                ---------------------------------------------------------
Nonaccrual loans:
  One-to-four family residential                $3,959       $4,006        $4,067        $4,427      $5,615
  Multifamily residential                          242           58           216            61          61
  Commercial real estate                         1,707           --            --            --         730
  Construction                                      --          549           499            --          --
  Land                                             426           --            --            --          --
  Commercial business                               --        1,143            --            --          --
  Consumer                                          --            2             5             5          14
                                                -----------------------------------------------------------
    Total nonaccrual loans                       6,334        5,758         4,787         4,493       6,420
                                                -----------------------------------------------------------
Real estate owned:
  One-to-four family residential                 1,665        2,483         1,196         2,091         787
  Multifamily residential                           --           --            20            41          --
  Commercial real estate                            --           --           865         1,968       1,250
  Land                                              --           --            --            --          --
                                                -----------------------------------------------------------
    Total real estate owned                      1,665        2,483         2,081         4,100       2,037
                                                -----------------------------------------------------------
    Total nonperforming assets                  $7,999       $8,241        $6,868        $8,593      $8,457
                                                ===========================================================
  Ratio of nonaccrual loans to
    net loans receivable                          1.65%        1.53%         1.33%         1.37%       2.16%
  Ratio of nonperforming assets to
    total assets                                  1.57%        1.62%         1.36%         1.65%       1.92%


At December 31, 1996, the Company had two related loans that were considered to be impaired under Statement of Financial Accounting Standard (SFAS) No. 114 with a recorded investment of $1.1 million. These loans have been placed in nonaccrual status. One of the loans has been fully reserved in the amount of $365, the other does not have a specific reserve. The average recorded investment in impaired loans during the year ended December 31, 1996, was approximately $654. For the year ended December 31, 1996, the Company recognized interest income (using the cash basis method of income recognition) on those impaired loans of $98.

At December 31, 1995, the Company had one loan that was considered to be impaired under SFAS No. 114 with a recorded investment of $365. This loan has been placed in nonaccrual status, and as a result of write-downs it does not have a specific allowance for loss. The average recorded investment in impaired loans during the year ended December 31, 1995, was approximately $471. For the year ended December 31, 1995, the Company recognized interest income (using the cash basis method of income recognition) on those impaired loans of $70.

The following table sets forth an analysis of the Company's allowance for losses on loans for the periods indicated. Where specific loan loss allowances have been established, any difference between the loss allowance and the amount of the loss realized has been charged to the allowance for losses on loans.


                                                                                    For the year ended December 31,
                                                                                    --------------------------------
                                                                            1996         1995       1994       1993       1992
                                                                     ----------------------------------------------------------
Allowance at beginning of year                                            $4,870       $4,429      $4,825     $4,385     $4,369
Provision for losses on loans                                                800          800         800        800        400
Charge-offs:
 Residential real estate                                                     114          238         --          72        126
 Commercial real estate                                                       --          236       1,054         --        317
 Construction                                                                 --           --          --         --         --
 Land                                                                         --           --          --         --         --
 Commercial business                                                          --           --         152        301         --
 Consumer                                                                     --           --          --         --         --
                                                                     ----------------------------------------------------------
  Total charge-offs                                                          114          474       1,206        373        443
Recoveries                                                                    74          115          10         13         59
                                                                     ----------------------------------------------------------
Net charge-offs                                                               40          359       1,196        360        384
                                                                     ----------------------------------------------------------
Allowance at end of year                                                  $5,630       $4,870      $4,429     $4,825     $4,385
                                                                     ==========================================================
Ratio of allowance to net loans
  receivable at end of year                                                 1.47%        1.30%       1.23%      1.47%      1.47%
Ratio of net charge-offs to average
  loans during the year                                                     0.01%        0.10%       0.35%      0.11%      0.13%
Ratio of allowance to nonaccural
  loans at end of year                                                     88.89%       84.58%      92.52%    107.39%     68.30%



The Company regards the allowance for loan losses as a general reserve which is available to absorb losses from all loans. However, for purposes of complying with disclosure requirements of the Securities and Exchange Commission, the following table presents an allocation of the allowance for loan losses among the various loan categories and sets forth the percentage of loans in each category to gross loans. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.




                                                                    December 31
                                        ----------------------------------------------------------------------
                                   1996              1995               1994               1993              1992
                             -----------------------------------------------------------------------------------------------
                                    Percent of        Percent of          Percent of        Percent of            Percent of
                                     Loans in          Loans in            Loans in          Loans in              Loans in
                                     Category          Category            Category          Category              Category
                                     to Total          to Total            to Total          to Total              to Total
                             Amount   Loans     Amount   Loans     Amount   Loans    Amount   Loans     Amount      Loans
                             ----------------------------------------------------------------------------------------------
MORTGAGE LOANS:
 Residential                 $1,494   64.50%    $1,490   65.77%    $1,352   67.55%   $1,504    73.39%    $1,512      79.75%
 Commercial                   3,224   24.54%     2,351   22.09%     2,637   22.43%    2,466    19.54%     2,116      15.18%
 Construction                    --    6.94%        --    7.88%        --    5.77%       --     4.85%        --       3.10%
 Land                           275    3.47%       275    3.49%       334    3.55%      159     1.87%        92       1.09%
OTHER LOANS:
 Commercial business             50    0.30%       487    0.59%       101    0.53%       15     0.15%        97       0.63%
 Consumer                        13    0.25%         7    0.18%         5    0.17%        6     0.20%        10       0.25%
 Unallocated                    574      --        260      --         --      --       675       --        558         --
                             ----------------------------------------------------------------------------------------------
  Total                      $5,630  100.00%    $4,870  100.00%    $4,429  100.00%   $4,825   100.00%    $4,385     100.00%
                             ==============================================================================================


SECURITIES

The following table sets forth securities classified as available-for-sale, at fair value at the dates indicated.


                                                                          At December 31,
                                                                          ---------------
                                                   1996                         1995                         1994
                                           ----------------------       ----------------------       -----------------------
                                            Fair       Percent of        Fair       Percent of        Fair        Percent of
                                           Value       Portfolio        Value       Portfolio        Value        Portfolio
                                           ---------------------------------------------------------------------------------
U.S. Government and agency securities      $10,986      19.15%          $13,107      19.23%          $23,255       31.64%
U.S. Government securities fund(1)          16,411      28.61%           15,871      23.29%           14,240       19.37%
Money market fund                              888       1.55%            6,596       9.68%            7,450       10.14%
ARM securities fund                          5,187       9.04%           10,694      15.69%            5,057        6.88%
CMO/REMIC securities                        11,520      20.08%           13,265      19.46%           15,683       21.34%
Municipal bonds                                861       1.50%               --         --                --          --
Preferred stock                              9,387      16.37%            6,779       9.95%            6,582        8.96%
Common Stock                                 2,122       3.70%            1,841       2.70%            1,224        1.67%
                                           ---------------------------------------------------------------------------------
   Total fair value                        $57,362     100.00%          $68,153     100.00%          $73,491      100.00%
                                           =================================================================================

(1) The U.S. Government securities fund is a diversified bond fund which invests in U.S. Treasury and Federal Agency securities with remaining maturities of five years or less, which are permissible under applicable federal law for federal savings associations, national banks, and federal credit unions.

The following table sets forth the maturities and weighted average yields of the securities in the Company's available-for-sale portfolio at December 31, 1996. Mutual funds and equity securities have no stated maturity and are included in the total column only.


                                            After one year      After five years
                                          through five years    through ten years     After ten years            Total
                                          Amount      Yield     Amount      Yield     Amount    Yield        Amount     Yield
                                          -----------------------------------------------------------------------------------
U.S. Government and agency securities     $7,037    6.62%       $2,004    7.50%       $ 1,945    7.30%       $10,986    6.91%
U.S. Government securities fund               --      --            --      --             --      --         16,411    5.96%
Money market fund                             --      --            --      --             --      --            888    5.41%
ARM securities fund                           --      --            --      --             --      --          5,187    6.38%
CMO/REMIC securities                          --      --            --      --         11,520    5.73%        11,520    5.73%
Municipal bonds                               --      --            --      --            861    1.43%           861    1.43%
Preferred stock                               --      --            --      --             --      --          9,387    7.78%
Common stock(1)                               --      --            --      --             --      --          2,122    5.96%
                                          -----------------------------------------------------------------------------------
   Total fair value                       $7,037    6.62%       $2,004    7.50%       $14,326    5.68%       $57,362    6.35%
                                          ===================================================================================

(1)  Yield for common stocks based on current dividends paid, if any.

The following table sets forth securities classified as held-to-maturity, at amortized cost at the dates indicated.


                                               1996                       1995                      1994
                                            ----------                 ----------                ----------
                                       Amortized   Percent of     Amortized   Percent of    Amortized   Percent of
                                          Cost      Portfolio        Cost      Portfolio       Cost      Portfolio
                                       ---------------------------------------------------------------------------
U.S. Government and
  agency securities                       $5,000        17.88%       $5,000        15.32%      $    --          --%
FHLMC/FNMA mortgage-backed
  pass-through securities                 17,209        61.52%       20,820        63.83%       23,788       76.59%
CMO/REMIC securities                       2,406         8.60%        3,012         9.23%        3,533       11.38%
Municipal bonds                              145         0.52%          149         0.46%          153        0.49%
Federal Home Loan Bank stock               3,210        11.48%        3,639        11.16%        3,584       11.54%
                                       ---------------------------------------------------------------------------
  Total amortized cost                   $27,970       100.00%      $32,620       100.00%      $31,058      100.00%
                                       ===========================================================================
  Total fair value                       $27,375                    $32,278                    $28,719
                                       =========                  =========                  =========

The following table sets forth the maturities and weighted average yields of the securities in the Company's held-to-maturity portfolio at December 31, 1996. Federal Home Loan Bank stock has no stated maturity and is included in the total column only.



                                          After five years
                                          through ten years               After ten years                 Total
                                        Amount        Yield             Amount       Yield         Amount      Yield
                                       ------------------------------------------------------------------------------
U.S. Government and agency
  securities                              $  --          --%             $5,000       8.00%         $5,000       8.00%
FHLMC/FNMA mortgage-backed
  pass-through securities                    70        8.00%             17,139       6.29%         17,209       6.29%
CMO/REMIC securities                         --          --               2,406       6.53%          2,406       6.53%
Municipal bonds                              --          --                 145       6.40%            145       6.40%
Federal Home Loan Bank stock                 --          --                  --         --           3,210       7.00%
                                       ------------------------------------------------------------------------------
  Total amortized cost                      $70        8.00%            $24,690       6.67%        $27,970       6.71%
                                       ==============================================================================

LIMITED PARTNERSHIPS

The following table sets forth the Company's investment in limited partnerships by type of investment at December 31, 1996 and 1995, and the related net income (before income taxes) for the three years ended December 31, 1996:



                                                           December 31,
                                                    ------------------------
                                                      1996             1995
                                                    ------------------------
INVESTMENT IN:
Residential construction and sale                   $ 6,679          $ 2,848
Residential investment (rental) property              2,377            3,249
Commercial investment (rental) property               1,065              935
Mortgage loan servicing                              14,337            9,194
                                                    ------------------------
   Total                                            $24,458          $16,226
                                                    ========================
                                              For the year ended December 31,
                                              -------------------------------
                                               1996        1995         1994
                                              -------------------------------
INCOME FROM:
Residential construction and sale             $1,223         $133      $1,111
Residential investment (rental) property        (470)      (1,086)       (406)
Commercial investment (rental) property          231          145         112
Mortgage loan servicing                          655          683         388
                                              -------------------------------
   Total                                      $1,639        ($125)     $1,205
                                              ===============================



The Company invests in limited partnerships through both its holding company and its subsidiaries. These limited partnerships engage in single family residential development, rental of apartment and office buildings, condominium conversion and sale, and mortgage loan servicing. The Company's investment in limited partnerships increased $8.2 million, or 50.7%, to $24.5 million at December 31, 1996, from $16.2 million at December 31, 1995. The increased investment came primarily from the investment in construction and sale of single family homes located in Illinois, which increased $3.9 million, to $6.7 million at December 31, 1996, from $2.8 million at December 31, 1995, and in mortgage loan servicing, which increased $5.1 million, to $14.3 million at December 31, 1996, from $9.2 million at December 31, 1995. The construction and sale of single family homes in the suburban Chicago market was in partnership with a nationally known builder with whom the Company has completed several previous projects. The increased investment in mortgage loan servicing was through the same limited partnership in which the Company has invested since 1993.

During 1996 the Company invested in three (two new) single family construction projects located in Illinois. One new project will build and sell 166 single family homes in Lake Villa, Illinois, with homes priced in the $220 to $250 range. At December 31, 1996, 25 homes have been delivered. Sellout of the project is projected to be three years. The Company invested $2.1 million in this project. The other new project will build and sell 132 single family homes in Naperville, Illinois, with homes priced in the $330 to $370 range. Sellout of the project is projected to be two years. The Company invested $3.2 million in this project. The Company also invested $1.0 million in a new phase of an existing single family project, which will add 83 homes to 820 homes in prior phases. At December 31, 1996, 733 of the 903 homes had been delivered. (Also see "Subsidiary Activities".)

During 1996 the Company purchased a $5.0 million limited partnership interest in a mortgage servicing partnership which represents the fourth such investment by the Company using this investment vehicle. The servicing rights purchased by these partnerships are considered by management to be both a source of stable income and a hedge against the adverse effects of rising interest rates on the Company's interest earning assets.

At December 31, 1996, the Company owned a $2.3 million limited partnership interest in a 288 unit apartment complex in Fort Lauderdale, Florida. The partnership was organized in 1993 to purchase the apartment complex and convert it to condominium units for sale. The Company originally invested $4.3 million in the partnership. Various problems with the conversion resulted in a decision to resell the property instead of converting it. Sale of the property was held up by litigation with a potential buyer, and as of December 31, 1996, the property was being held for rental. The property has a positive cash flow, but depreciation and conversion cost write-offs have resulted in annual losses to the Company amounting to $1.4 million over four years. The Company's investment balance was further reduced by partnership distributons in the amount of $615. The property is again being marketed for sale.

During 1995 the Company's investment in limited partnerships decreased $685, or 4.1%, to $16.2 million at December 31, 1995, from $16.9 million at December 31, 1994. The Company withdrew from a condominium conversion limited partnership located in Florida on which it also had a mortgage loan. The withdrawal cost the Company $402 and 19 units from the conversion were classified as real estate acquired through foreclosure in the amount of $1.2 million. As of December 31, 1996, three units remain with a fair value of $147. Management expects to sell the remaining units in 1997.

During 1995 the Company invested $1.5 million in the Algonquin single family development project, adding 118 homes to the 702 homes already planned. As of December 31, 1995, 594 of the 820 homes had been delivered. The Company also invested $3.0 million in mortgage loan servicing through the limited partnership arrangement in which it has made prior investments of $3.0 million in 1994 and $2.0 million in 1993.

DEPOSITS

Total deposits at December 31, 1996, were $361.0 million, a decrease of $1.9 million, or 0.5%, from $362.9 million at December 31, 1995. The Company promoted various certificate of deposit programs to maintain its market share, which was a significant factor in the increase in its cost of funds. (See "Net Interest Income".) A new cash dispensing ATM was installed at a Mobile gas station in Hammond, Indiana, and the Company plans to offer more of these at convenient locations for its customers.

Total deposits at December 31, 1995, were $362.9 million, an increase of $16.2 million, or 4.7%, from $346.7 million at December 31, 1994. The Company bid more aggressively for deposit funds during 1995 than it did during 1994, which contributed both to the increase in deposit balances and the squeeze in net interest margin during the year. The Company expanded its ATM network during 1995 and added a totally free checking account to its product offerings in order to combat intense competition for deposit balances within its market area.
Funds from deposit increases were used to repay FHLB advances and originate loans.

The following table sets forth the average balance of deposit categories and the average rates paid for each of the periods indicated.


                                                           Year ended December 31,
                                                           -----------------------
                                             1996                  1995                  1994
                                             ----                  ----                  ----
                                       Balance     Rate      Balance      Rate     Balance      Rate
                                       -------     ----      -------      ----     -------      ----
Non interest bearing demand               $5,073       --%      $5,017        --%     $5,419        --%
Interest bearing demand                   25,369     3.02%      26,558      3.17%     36,673      2.77%
Passbook accounts                         64,919     2.72%      65,771      2.79%     74,343      2.91%
Certificates of deposit                  268,599     5.89%     258,662      5.54%    255,351      4.31%
                                       ----------------------------------------------------------------
  Total                                 $363,960     5.04%    $356,008      4.78%   $371,786      3.82%
                                       ================================================================

The following table sets forth the maturities of certificates of deposit (time deposits) of $100,000 or more at December 31, 1996:


Three months or less                                               $5,002
Over three months through six months                                3,859
Over six months through twelve months                               5,931
Over twelve months                                                  4,273
                                                                  -------
  Total                                                           $19,065
                                                                  =======

SHORT TERM BORROWINGS

Substantially all of the Company's borrowing needs are satisfied through advances from the Federal Home Loan Bank which are available on terms with maturities from daily to ten years. At December 31, 1996, the Company had $4.0 million in daily advances, $26.7 million in term advances maturing in 1997 and $29.2 million in term advances maturing in 1998 through 2003. The following table sets forth certain information regarding Federal Home Loan Bank (FHLB) advances for the dates indicated.


                                                              December 31,
                                                              ------------
                                                    1996            1995            1994
                                               ------------------------------------------
Average balance outstanding                      $45,136          $51,591         $46,252
Maximum amount outstanding at any month end       59,850           65,335          70,335
Balance outstanding at end of year                59,850           55,140          70,335
Weighted average interest rate during year          6.00%            6.14%           5.24%
Weighted average interest rate at end of year       6.14%            5.95%           5.90%


RESULTS OF OPERATIONS

Net income for the year ended December 31, 1996 was $5.4 million, compared to $6.0 million for the year ended December 31, 1995. The primary reason for the decrease in earnings for 1996 was the payment of a $2.3 million FDIC special assessment to recapitalize the SAIF pursuant to legislation signed by President Clinton on September 30, 1996. The reduction in earnings due to the FDIC special assessment was partially offset by a $1.8 million change in income from limited partnership investments, from a $125 loss in 1995 to a $1.6 million profit for the year ended December 31, 1996. Earnings per share decreased to $2.05 for the year ended December 31, 1996, compared to $2.06 for 1995. The FDIC special assessment, net of income taxes, reduced earnings per share by $0.56 for the year ended December 31, 1996. Management expects that a reduction of the FDIC assessment rate from 23 cents per $100 of deposits in 1996 to approximately 6.48 cents per $100 of deposits in 1997 will reduce the FDIC premium assessment by approximately $600.

Return on average assets (ROA) decreased to 1.08% for the year ended December 31, 1996, from 1.19% in 1995. ROA would have been 1.37% without the FDIC special assessment. Return on average stockholders' equity (ROE) for 1996 was 6.56%, compared to 7.20% in 1995. ROE would have been 8.35% without the FDIC special assessment.

NET INTEREST INCOME

Net interest income decreased by $719, or 3.9%, to $17.9 million for the year ended December 31, 1996, compared to $18.6 million for the year ended December 31, 1995. The Company's net interest margin decreased to 3.79% of average interest earning assets during 1996, compared to 3.94% during 1995. The average yield on interest earning assets increased to 8.26% during 1996, from 8.22% in 1995, while the average cost of funds increased to 5.21% during 1996, from 5.01% during 1995, resulting in a decrease in the rate spread to 3.05% in 1996, from 3.21% in 1995. The general decrease in interest rates during the last half of 1996 has reduced the average cost of funds more quickly than the average yield on loans and investments, and should reduce the rate of spread compression in 1997.

Net interest income decreased by $1.4 million, or 7.0%, to $18.6 million for the year ended December 31, 1995, compared to $20.0 million for the year ended December 31, 1994. The Company's net interest margin decreased to 3.94% of average interest earning assets during 1995, compared to 4.21% during 1994. The average yield on interest earning assets increased to 8.22% during 1995, from 7.71% in 1994, while the average cost of funds increased to 5.01% during 1995, from 4.03% during 1994, resulting in a decrease in the rate spread to 3.21% in 1995, from 3.68% in 1994.


                                                                      For the year ended December 31,
                                                                      -------------------------------
                                                       1996                         1995                         1994
                                                       ----                         ----                         ----
                                                     Interest   Average           Interest  Average            Interest  Average
                                           Average      and     Yield/   Average     and     Yield/  Average      and     Yield/
                                           Balance   Dividends    Cost   Balance  Dividends   Cost   Balance   Dividends   Cost
                                           -------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
  Mortgage loans (1)                       $372,231   $32,507    8.73%   $362,663   $31,743   8.75%  $341,599    $29,120    8.52%
  Consumer loans (1)                            832        63    7.57%        716        48   6.70%       687         49    7.13%
  Commercial loans (1)                        1,866       240   12.86%      2,381       164   6.89%     1,671        126    7.54%
                                           --------------------------------------------------------------------------------------
    Total loans                             374,929    32,810    8.75%    365,760    31,955   8.74%   343,957     29,295    8.52%
                                           --------------------------------------------------------------------------------------
  Mortgage-backed securities (2)             34,111     2,098    6.15%     40,716     2,588   6.36%    47,861      2,830    5.91%
  Investment securities (2)                  56,944     3,844    6.75%     57,818     3,875   6.70%    71,871      4,148    5.77%
  Daily interest-bearing deposits             5,276       167    3.17%      7,381       343   4.65%    10,871        336    3.09%
                                           --------------------------------------------------------------------------------------
    Total investments                        96,331     6,109    6.34%    105,915     6,806   6.43%   130,603      7,314    5.60%
                                           --------------------------------------------------------------------------------------
    TOTAL INTEREST-EARNING ASSETS           471,260    38,919    8.26%    471,675    38,761   8.22%   474,560     36,609    7.71%
  Office properties and equipment             4,170                         4,272                       4,407
  Real estate                                 2,069                         2,084                       3,137
  Other assets                               23,647                        21,182                      20,507
                                           --------                      --------                    --------
    TOTAL ASSETS                           $501,146                      $499,213                    $502,611
                                           ========                      ========                    ========
INTEREST BEARING LIABILITIES:
  Passbook accounts                        $ 64,919   $ 1,767    2.72%   $ 65,771   $ 1,833   2.79%  $ 74,343    $ 2,161    2.91%
  NOW accounts                               18,515       551    2.98%     18,385       553   3.01%    18,418        450    2.44%
  Money market accounts                       6,854       215    3.14%      8,173       289   3.54%    18,255        566    3.10%
  Certificates of deposit                   268,599    15,815    5.89%    258,662    14,332   5.54%   255,351     11,018    4.31%
                                           --------------------------------------------------------------------------------------
  Total deposits                            358,887    18,348    5.11%    350,991    17,007   4.85%   366,367     14,195    3.87%
  Borrowings                                 45,136     2,706    6.00%     51,591     3,170   6.14%    46,441      2,426    5.22%
                                           --------------------------------------------------------------------------------------
    TOTAL INTEREST-BEARING LIABILITIES      404,023    21,054    5.21%    402,582    20,177   5.01%   412,808     16,621    4.03%
  Non-interest-bearing deposits               5,073                         5,017                       5,419
  Other liabilities                           9,758                         8,731                       7,179
                                           --------                      --------                    --------
    TOTAL LIABILITIES                       418,854                       416,330                     425,406
  Stockholders' equity                       82,292                        82,883                      77,205
                                           --------                      --------                    --------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $501,146                      $499,213                    $502,611
                                           ========   -------            ========   -------          ========    -------
  Net interest income                                 $17,865                       $18,584                      $19,988
                                                      =======                       =======                      =======
  Interest rate spread                                           3.05%                        3.21%                         3.68%
  Net interest margin                                            3.79%                        3.94%                         4.21%
  Ratio of average interest-earning assets
    to average interest-bearing liabilities                    116.64%                      117.16%                       114.96%


    (1) Includes nonaccrual loans.
    (2) Includes securities available-for-sale at amortized cost.

RATE/VOLUME ANALYSIS

The table below presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change.
The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                             Year ended December 31,
                                                             -----------------------
                                               1996 vs. 1995                        1995 vs. 1994
                                      -------------------------------       ------------------------------
                                            Increase (Decrease)                  Increase (Decrease)
                                      -------------------------------       ------------------------------
                                       Due to       Due to                  Due to       Due to
                                        Rate        Volume       Net         Rate        Volume       Net
                                      --------------------------------------------------------------------
INTEREST EARNING ASSETS:
  Mortgage loans                       ($ 71)        $ 835      $ 764       $ 794       $ 1,829    $ 2,623
  Consumer loans                           7             8         15          (3)            2         (1)
  Commercial loans                       118           (42)        76         (12)           50         38
                                      --------------------------------------------------------------------
    Total loan interest                   54           801        855         779         1,881      2,660
                                      --------------------------------------------------------------------
  Mortgage-backed securities             (81)         (409)      (490)        202          (444)      (242)
  Investment securities                   27           (58)       (31)        610          (883)      (273)
  Daily interest-bearing deposits        (93)          (83)      (176)        136          (129)         7
                                      --------------------------------------------------------------------
    Total investment interest           (147)         (550)      (697)        948        (1,456)      (508)
                                      --------------------------------------------------------------------
    Total interest income                (93)          251        158       1,727           425      2,152
                                      --------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
  Interest-bearing deposits              843           498      1,341       3,257          (445)     2,812
  Borrowings                             (75)         (389)      (464)        457           287        744
                                      --------------------------------------------------------------------
    Total interest expense               768           109        877       3,714          (158)     3,556
                                      --------------------------------------------------------------------
    Net interest income                ($861)        $ 142      ($719)    ($1,987)      $   583    ($1,404)
                                      ====================================================================

ASSET/LIABILITY MANAGEMENT

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.

During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to adversely affect net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income.

At December 31, 1996, total interest earning assets maturing or repricing within one year exceeded total interest bearing liabilities maturing or repricing within one year by $11.8 million, representing a positive one year gap ratio of 2.32%. If interest rates continue to fall in 1997, as they have in 1996, the positive gap would indicate decreased net interest income in 1997.

                                                                             December 31, 1996
                                                                             -----------------
                                                Within           Over 1-3         Over 3-5         Over
                                                1 year             year             year          5 years        Total
                                                --------------------------------------------------------------------------
INTEREST EARNING ASSETS:
  Loans receivable                              $208,099         $113,746         $21,355         $46,100         $389,300
  Mortgage-backed securities                      14,177            5,382           3,608           7,967           31,134
  Other securities                                45,844               --              --           8,354           54,198
  Interest earning deposits                        6,154               --              --              --            6,154
                                                --------------------------------------------------------------------------
    Total interest earning assets                274,274          119,128          24,963          62,421          480,786
                                                --------------------------------------------------------------------------

INTEREST BEARING LIABILITIES:
  NOW accounts                                     4,574            6,004           3,377           4,342           18,297
  Money market accounts                            1,887            2,478           1,394           1,792            7,551
  Passbook accounts                               16,170           21,222          11,937          15,348           64,677
  Certificates of deposit                        209,121           43,743          11,446              --          264,310
  FHLB advances                                   30,675           28,000              --           1,175           59,850
                                                --------------------------------------------------------------------------
    Total interest bearing liabilities           262,427          101,447          28,154          22,657          414,685
                                                --------------------------------------------------------------------------

INTEREST SENSITIVITY GAP                        $ 11,847         $ 17,681         ($3,191)        $39,764         $ 66,101
                                                ==========================================================================
Cumulative interest sensitivity gap             $ 11,847         $ 29,528         $26,337         $66,101
                                                =========================================================
Cumulative gap as a percentage
  of total assets                                   2.32%            5.79%           5.16%          12.96%
Cumulative interest earning assets as a
  percentage of interest bearing liabilities      104.51%          108.11%         106.72%         115.94%


The above table sets forth the amount of interest earning assets and interest bearing liabilities outstanding at December 31, 1996, which are expected to reprice or mature in each of the future time periods shown, based on certain assumptions. Except as stated, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Equity securities and mutual fund investments held as available-for-sale are included in the "within 1 year" column; FHLB stock is included in "over 5 years". Fixed rate loans with short maturities are assumed to prepay at the rate of 14%; those with longer maturities are assumed to prepay at rates of 10% to 19%, dependent upon the interest rate of the loan. Adjustable rate loans are assumed to prepay at 20% to 24%, dependent upon the repricing frequency. Multifamily and commercial real estate loans are assumed to prepay at 12% for fixed rate and 16% for adjustable rate loans. The Company has assumed transaction accounts reprice at the rate of 25% in year one, 58% (cumulatively) by year three, 76% by year five, and 94% by year 10. Fixed rate/maturity accounts reprice at maturity.

PROVISION FOR LOAN LOSSES

The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Management's evaluation includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, review of larger and known problem loans, and the Company's internal credit review process.

The Company maintained its annual provision for losses on loans at $800 for the three years ended December 31, 1996. Average net charge-offs during this period were $532, or 66.5% of the provision, although individual year's charge-offs were highly variable, from a high of $1.2 million in 1994, to a low of $40 in 1996. This variability is due primarily to the Company's commercial real estate lending, where individual loans can have a significant impact on any one year. Although improved loss experience in 1996 and 1995 might warrant a reduction in the provision, the increase in commercial real estate lending in 1996 and 1995, as well as the increase in nonperforming loans during these two years, warrant an increase, with the net result being management's decision to maintain the same provision for all three years.

Nonaccrual loans to net loans receivable increased to 1.65% at December 31, 1996, from 1.53% at December 31, 1995, and nonperforming assets to total assets decreased to 1.57% at December 31, 1996, from 1.62% at December 31, 1995. The allowance for losses amounted to 88.89% of nonaccrual loans at December 31, 1996, increased from 84.58% at December 31, 1995. Net charges-offs to the allowance for losses on loans amounted to $40 for 1996. The allowance for losses on loans increased to 1.47% of net loans receivable at December 31, 1996, compared to 1.30% at December 31, 1995.

Nonaccrual loans to net loans receivable increased to 1.53% at December 31, 1995, from 1.33% at December 31, 1994, and nonperforming assets to total assets increased to 1.62% at December 31, 1995, from 1.36% at December 31, 1994. The increase was due primarily to an increase in delinquent loans secured by a hotel located in Florida. The allowance for losses amounted to 84.58% of nonaccrual loans at December 31, 1995, decreased from 92.52% at December 31, 1994, again due to these same loans. Net charges-offs to the allowance for losses on loans amounted to $359 for 1995. Charges to the allowance were due primarily to the reduced fair value of a condominium project located in Florida, in which the Company owns a number of foreclosed units. The allowance for losses on loans increased to 1.30% of net loans receivable at December 31, 1995, compared to 1.23% of total loans at December 31, 1994.

OTHER INCOME

Other income increased to $3.0 million for the year ended December 31, 1996, from $972 for the year ended December 31, 1995, primarily due to the $1.8 million increase in income from limited partnerships, a $175 decrease in losses on sales of real estate acquired through foreclosure, and a $136 change from losses to gains on sales of securities. The significant improvement in income from limited partnerships comes primarily from the Company's investments in single family development projects located in Illinois, although there has also been an improvement in the performance of its Colorado investments, as well as consistent income from loan servicing investments.

Gains on loans sold decreased $171, to $220 for the year ended December 31, 1996, from $391 in 1995, primarily due to a decrease in loans sold in the secondary market, and also to a more competitive fee structure. Miscellaneous other income included a $250 increase in losses on the operation of real estate acquired through foreclosure, to $292 for the year ended December 31, 1996, compared to $42 for 1995, which was offset by a $250 one-time release fee recorded in the third quarter of 1996. Transaction account and ATM fees increased $87 in 1996, to $477, from $390 in 1995.

Other income decreased to $972 for the year ended December 31, 1995, from $2.6 million in 1994, primarily due to a $1.3 million decrease in income from limited partnerships, a $308 decrease in income from sales of real estate acquired through foreclosure, and offset by an increase of $172 in gains on loans sold generated by a mortgage brokerage subsidiary. The $155 decrease in miscellaneous other income included a loss of $49 to close the Company's Illinois mortgage brokerage subsidiary, a $57 increase in the net cost of operating real estate acquired through foreclosure, and a $51 decrease in credit enhancement fees. An $87 increase in ATM and transaction account fees was offset by decreases in various other fee and commission income.

The decrease in limited partnership income came primarily from repair costs at an apartment complex investment in Colorado, development expense write-offs on a Florida apartment complex originally planned for condominium conversion and now being held as an investment, and poor sales at an Illinois single family development project. During 1995 the Company withdrew from another limited partnership investment in a Florida condominium conversion at a cost of $402. The Company also recorded a $105 loss on a low-income housing project expected to generate significant low-income housing tax credits in future years.

OPERATING EXPENSES

Operating expenses increased $2.3 million for the year ended December 31, 1996 to $12.2 million, from $9.9 million in 1995, primarily due to the $2.3 million FDIC special assessment. Compensation and benefit expense increased $149, to $5.3 million in 1996, from $5.1 million in 1995, due to normal salary and wage increases, while outside professional fees decreased $209, to $472 in 1996, from $681 in 1995, due primarily to reductions in legal and audit fees. Operating expenses as a percent of average assets increased to 2.44% in 1996, but decreased to 1.98% before the special assessment, from 1.99% in 1995. Net non-interest expense as a percent of average assets improved to 1.38% (before the FDIC special assessment) for 1996, from 1.79% in 1995. The Company's efficiency ratio improved to 49.4% (before the FDIC special assessment) in 1996, compared to 52.9% in 1995.

Operating expenses decreased $409, to $9.9 million for the year ended December 31, 1995, from $10.3 million in 1994, Compensation and benefit expense decreased $320, to $5.1 million in 1995, compared to $5.5 million, due primarily to elimination of mortgage banking operations in Illinois and New Mexico. FDIC insurance of accounts premiums decreased $66 due to lower deposit levels at the end of 1994 and early in 1995. Operating expenses decreased to 1.99% of average assets for 1995, compared to 2.06% for 1994. The Company's efficiency ratio declined in 1995 to 52.9%, from 47.5% in 1994, due primarily to the poor performance of its limited partnership investments.

INCOME TAXES

During 1996 the Company accrued low income housing tax credits in the amount of $218, and a dividends received deduction in the amount of $519, which resulted in a net income tax benefit of $394. This reduced the Company's effective income tax rate from 36.0% to 31.0 % for 1996. During 1995 the Company revised its estimates of current and deferred income tax liabilities, which resulted in a $367 credit to income tax expense and reduced the effective income tax rate from 36.6% to 32.4%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, investment securities, including mortgage-backed securities, and Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's liquidity, represented by cash equivalents, is a product of its operating, investing and financing activities. These activities for the years ended December 31, 1996, 1995, and 1994 are summarized in the following table.


                                                                              Year ended December 31,
                                                                              -----------------------
                                                                           1996          1995        1994
                                                                        ------------------------------------
Operating activities:
  Net income                                                               $5,399        $5,965      $7,419
  Adjustments to reconcile net income to net cash
   provided by (used) in operating activities                                  85         4,903      (1,351)
Net cash provided by (used in) investing activities                           701        (7,967)      1,073
Net cash used in financing activities                                      (5,667)       (3,594)    (24,973)
                                                                        ------------------------------------
  Net increase (decrease) in cash and cash                                    518          (693)    (17,832)
Cash and cash equivalents at beginning of year                              8,657         9,350      27,182
                                                                        ------------------------------------
  Cash and cash equivalents at end of year                                 $9,175        $8,657      $9,350
                                                                        ====================================

The primary investing activity of the Company is the origination and purchase of mortgage loans for its own portfolio. The Company originated or purchased $86.7 million, $83.5 million, and $107.4 million in loans for the years ended December 31, 1996, 1995, and 1994, respectively. The large volume of originations in 1994 was due to a drop in mortgage rates which precipitated a significant amount of refinance activity.

The Company also made significant investments in both debt and equity securities, and in mortgage-backed securities. The company invested $30.8 million, $32.5 million, and $29.7 million in these securities for the years ended December 31, 1996, 1995, and 1994, respectively. However, proceeds from sales, repayments and maturities of $45.8 million, $39.9 million, and $63.3 million for these same periods was also used to fund increases in the loan portfolio and investments in limited partnerships.

Financing activities during 1996 included a $4.7 million increase in Federal Home Loan Bank advances, offset by a $1.9 million decrease in deposits and the repurchase of 310,819 shares of Treasury stock for $8.7 million, at an average cost of $27.95 per share.

Financing activities during 1995 included a $15.1 million increase in deposits, offset by $15.2 million decrease in Federal Home Loan Bank advances and the repurchase of 124,300 shares of Treasury stock for $3.4 million, at average cost $27.29 per share.

Financing activities during 1994 included a $62.3 million decrease in deposit accounts which management funded with a $44.0 million increase in Federal Home Loan Bank advances and liquidation of investment securities; refunding of the ESOP's third party debt with a $2.3 million loan from the Company; and the repurchase of 244,587 shares of the Company's common stock for $5.4 million, at an average cost of $22.08 per share.

At December 31, 1996, the Company had approved mortgage loan commitments totalling $5.7 million, $6.4 million of undisbursed loans-in-process, a $1.7 million commitment to invest in low income housing, $6.3 million in credit enhancement arrangements (secured by securities and a letter of credit from the Federal Home Loan Bank), $19.4 million in unused lines of credit, primarily to mortgage brokers, and $1.4 million in letters of credit to builders.

Federal regulations require a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short term borrowings. In addition, short term liquid assets currently must constitute 1% of the sum of net withdrawable deposits and short term borrowings. Management has consistently maintained liquidity levels in excess of these regulatory requirements. The Association's average liquidity ratios were 7.9%, 8.3%, and 11.0% during 1996, 1995, and 1994, respectively. The Association's average short term liquidity ratios were 2.2%, 2.7%, and 4.8% for these same years.

The Association is also required to maintain specific amounts of capital pursuant to federal regulations. As of December 31, 1996, the Association was in compliance with all regulatory capital requirements with tangible and core capital of 9.9%, and risk-based capital of 16.6%, well above the requirements of 1.5%, 3.0%, and 8.0%, respectively.

SUBSIDIARY ACTIVITIES

Calumet Residential Corporation (CRC) is a second tier subsidiary of the Company, formed for the purpose of investing in real estate development and sale. CRC is currently invested as a limited partner in three Illinois single family home developments in Algonquin, Lake Villa and Naperville Illinois.

As of December 31, 1996, the Algonquin development has completed and closed 733 of 903 single family homes, with 170 homesites remaining. During 1996 the project generated $891 income to CRC as a limited partner, and $2.4 million project to date. CRC made an additional $1.0 million investment in a new phase of this project during 1996, and has a remaining investment of $1.8 million at December 31, 1996.

During 1996 the Company invested in two new single family construction projects located in Illinois. The first new project will build and sell 166 single family homes in Lake Villa, Illinois, with homes priced in the $220 to $250 range. At December 31, 1996, 25 homes have been delivered, with $206 income to CRC as a limited partner. Sellout of the project is projected to be three years. The Company invested $2.1 million in this project.

The second new project will build and sell 132 single family homes in Naperville,Illinois, with homes priced in the $330 to $370 range. Sellout of the project is projected to be two years. The Company invested $3.2 million in this project. Construction will begin in the first quarter of 1997.

During 1996 CRC recognized $126 additional income from development projects completed in prior years. CRC also participates as a limited partner in an office building rental property in a suburb of Denver, Colorado. During 1996 the investment generated $29 income, and at December 31, 1996 had a remaining investment balance of $224.

Calumet Savings Service Corporation (CSSC) is a second tier subsidiary of the Company and is engaged in the sale of insurance, annuity and investment products through its independent insurance agency and through its franchise arrangement with Invest Financial Services. Income attributed to this source decreased to $7 in 1996, from $48 in 1995, primarily due to increased commission and payroll expenses during 1996.

Calumet Mortgage Corporation of Idaho (CMCID) was formed as a subsidiary of CSSC in January, 1995, to incorporate the existing loan origination office of the Association located in Ketchum, Idaho. This office originates and sells mortgage loans, primarily in Sun Valley and the surrounding areas. The Company increased its portfolio of Idaho mortgage loans by $7.4 million, or 11.3%, to $72.8 million at December 31, 1996, from $65.4 million at December 31, 1995, primarily through this subsidiary. CMCID originated $33.3 million in mortgage loans in 1996, compared to $33.2 million in 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Calumet Bancorp, Inc.

We have audited the accompanying consolidated statement of financial condition of Calumet Bancorp, Inc. as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated financial statements of the Company as of December 31, 1995, and for the two years then ended, were audited by other auditors whose report dated February 5, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calumet Bancorp, Inc. at December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                             Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 31, 1997

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

       (Dollars in thousands)                           December 31,
                                                        ------------
                                                     1996          1995
                                                   ----------------------
ASSETS:
  Cash                                                $3,021        $2,616
  Interest bearing deposits                            6,154         6,041
                                                    ----------------------
CASH AND CASH EQUIVALENTS                              9,175         8,657
  Securities available-for-sale                       57,362        68,153
  Securities held-to-maturity
  (fair value: $27,375 (1996); $32,278 (1995))        27,970        32,620
  Loans receivable, net                              383,770       375,467
  Investment in limited partnerships                  24,458        16,226
  Real estate held for sale acquired
    through foreclosure                                1,665         2,483
  Office properties and equipment, net                 4,320         4,267
  Other assets                                         1,497         1,655
                                                    ----------------------
    TOTAL ASSETS                                    $510,217      $509,528
                                                    ======================
LIABILITIES:
  Deposits                                          $360,978      $362,922
  Federal Home Loan Bank advances                     59,850        55,140
  Advance payments by borrowers for
    taxes and insurance                                3,124         3,058
  Income taxes                                           742           529
  Other liabilities                                    3,759         3,769
                                                    ----------------------
    TOTAL LIABILITIES                                428,453       425,418

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized                                     --            --
  Common stock, $.01 par value, 4,200,000 shares
    authorized 3,614,341 (1996) and 3,599,372
    (1995) shares issued                                  36            36
  Additional paid-in capital                          35,090        34,665
  Unrealized gains on securities available for
   sale, net of income tax expense of $149 and $217      239           423
  Retained earnings - substantially restricted        73,817        68,418
  Unearned ESOP shares                                  (849)       (1,414)
  Stock held for management recognition plan            (137)         (273)
  Treasury stock (1,237,313 shares (1996); 926,494
    shares (1995))                                   (26,432)      (17,745)
                                                    ----------------------
    TOTAL STOCKHOLDERS' EQUITY                        81,764        84,110
                                                    ----------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $510,217      $509,528
                                                    ======================

See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
  (Dollars in thousands, except per share data)

                                                                Year ended December 31,
                                                        ---------------------------------------
                                                          1996           1995            1994
                                                        ---------------------------------------
INTEREST AND DIVIDEND INCOME:
  Loans                                                 $32,810         $31,955         $29,295
  Securities and deposits                                 6,109           6,806           7,314
                                                        ---------------------------------------
  Total interest and dividend income                     38,919          38,761          36,609
INTEREST EXPENSE:
  Deposits                                               18,348          17,007          14,195
  Federal Home Loan Bank advances                         2,706           3,170           2,426
                                                        ---------------------------------------
  Total interest expense                                 21,054          20,177          16,621
                                                        ---------------------------------------
NET INTEREST INCOME                                      17,865          18,584          19,988
  Provision for losses on loans                             800             800             800
                                                        ---------------------------------------
  Net interest income after provision for losses         17,065          17,784          19,188
OTHER INCOME:
  Gain on loans sold                                        220             391             219
  Gain (loss) on sales of real estate                        (4)           (179)            129
  Gain (loss) on sales of securities                         53             (83)            (47)
  Income (loss) from limited partnership                  1,639            (125)          1,205
  Insurance commissions                                     227             239             203
  Other                                                     857             729             884
                                                        ---------------------------------------
  Total other income                                      2,992             972           2,593
OTHER EXPENSES:
  Compensation and benefits                               5,291           5,142           5,462
  Office occupancy and equipment                          1,302           1,340           1,375
  Federal insurance premiums                                801             818             884
  FDIC special assessment for SAIF                        2,316              --              --
  Advertising and promotion                                 375             357             341
  Data processing                                           444             389             356
  Other                                                   1,702           1,885           1,922
                                                        ---------------------------------------
  Total other expenses                                   12,231           9,931          10,340
                                                        ---------------------------------------
  Income before income taxes                              7,826           8,825          11,441
  Income taxes                                            2,427           2,860           4,022
                                                        ---------------------------------------
NET INCOME                                              $ 5,399         $ 5,965         $ 7,419
                                                        =======================================

EARNINGS PER SHARE                                      $  2.05         $  2.06         $  2.47
                                                        =======================================

See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       (Dollars in thousands)



                                                              Net Unrealized
                                                              Gains (Losses)
                                                 Additional    on Securities            Unearned     Stock                 Total
                                      Common     Paid -in      Available     Retained    ESOP       Held for  Treasury Stockholders'
                                      Stock      Capital        for Sale     Earnings   Shares        MRP       Stock      Equity
                                  --------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993           $23       $33,946             --       $55,034    ($2,263)    ($745)     ($8,954)    $77,041
Adjustment to beginning balance
 for change in accounting method,
 net of income taxes of $603            --            --            991            --         --        --           --         991
Transfer resulting from stock split     12           (12)            --            --         --        --           --          --
Change in unrealized losses on
 securities available-for-sale net of
 income tax benefit of $1,872           --            --         (2,944)           --         --        --           --      (2,944)
Proceeds from exercise of stock
options - 56,139 shares                  1           560             --            --         --        --           --         561
Amortization of purchase price
 of MRP stock                           --            --             --            --         --       335           --         335
Allocation of shares to ESOP
 participants                           --            --             --            --        283        --           --         283
Repurchase of 244,587 shares
 of treasury stock                      --            --             --            --         --        --       (5,400)     (5,400)
Net income                              --            --             --         7,419         --        --           --       7,419
                                  --------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994            36        34,494         (1,953)       62,453     (1,980)     (410)     (14,354)     78,286
Change in unrealized losses on
 securities available-for-sale net of
 income tax expense of $1,486           --            --          2,376            --         --        --           --       2,376
Proceeds from conversion
 litigation settlement                  --            52             --            --         --        --           --          52
Proceeds from exercise of stock
 options - 5,546 shares                 --            74             --            --         --        --           --          74
Amortization of purchase price
 of MRP stock                           --            45             --            --         --       137           --         182
Allocation of shares to ESOP
 participants                           --            --             --            --        566        --           --         566
Repurchase of 124,300 shares
 of treasury stock                      --            --             --            --         --        --       (3,391)     (3,391)
Net income                              --            --             --         5,965         --        --           --       5,965
                                  --------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995            36        34,665            423        68,418     (1,414)     (273)     (17,745)     84,110
Changed in unrealized losses on
 securities available-for-sale net of
 income tax expense of $68              --            --           (184)           --         --        --           --        (184)
Proceeds from exercise of stock
 options - 14,969 shares                --           351             --            --         --        --           --         351
Amortization of purchase price
 of MRP stock                           --            74             --            --         --       136           --         210
Allocation of shares to ESOP
 participants                           --            --             --            --        565        --           --         565
Repurchase of 310,819 shares
 of treasury stock                      --            --             --            --         --        --       (8,687)     (8,687)
Net income                              --            --             --         5,399         --        --           --       5,399
                                  --------------------------------------------------------------------------------------------------
Balance at December 31, 1996           $36       $35,090           $239       $73,817      ($849)    ($137)    ($26,432)    $81,764
                                  ==================================================================================================


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Dollars in thousands)

                                                                        Year ended December 31,
                                                                ----------------------------------------
                                                                  1996            1995            1994
                                                                ----------------------------------------
OPERATING ACTIVITIES:
  Net income                                                    $  5,399        $  5,965        $  7,419
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for losses on loans                                    800             800             800
    Provision for depreciation                                       361             337             378
    Amortization of deferred loan and commitment fees               (939)           (893)         (1,079)
    Amortization and accretion of premiums and discounts             233             224             749
    Amortization and allocation of stock based benefits              701             703             618
    Loss (gain) on sales of securities available-for-sale            (53)             83              47
    Equity in loss (income) from limited partnerships             (1,639)            388          (1,192)
    Net loss (gain) on sale of real estate                             4             179            (129)
    Originations of loans held for sale                           (5,945)        (10,355)        (50,902)
    Gain on loans sold                                              (220)           (391)           (219)
    Proceeds from loans sold                                       6,165          10,746          51,121
    Decrease (increase) in interest receivable                        28             223            (315)
    (Decrease) increase in interest payable                           20           1,093              (4)
    Change in operating assets and liabilities:
      (Increase) decrease in other assets                            150           2,484          (2,103)
      Increase (decrease) in income taxes                            473            (156)            693
      Increase (decrease) in other liabilities                       (54)           (562)            186
                                                                ----------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          5,484          10,868           6,068

INVESTING ACTIVITIES:
  Securities available-for-sale:
    Purchases                                                    (30,238)        (27,486)        (27,624)
    Proceeds from sale                                            35,075          15,452          41,923
    Repayments and maturities                                      5,755          21,128          10,074
  Securities held-to-maturity:
    Purchases                                                       (557)         (5,055)         (2,085)
    Repayments and maturities                                      4,974           3,292          11,306
  Principal and fees collected on loans                           79,034          68,460          74,498
  Loans originated                                               (83,116)        (76,920)       (102,588)
  Loans purchased                                                 (3,567)         (6,577)         (4,835)
  Investments in limited partnerships                            (11,563)         (4,664)         (7,527)
  Return of investment in limited partnerships                     4,970           3,761           5,828
  Proceeds from sales of real estate                                 348             730           2,554
  Purchases of office property and equipment                        (414)            (88)           (451)
                                                                ----------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  701          (7,967)          1,073

See notes to consolidated financial statements.

       (Dollars in thousands)


                                                                                Year ended December 31,
                                                                                -----------------------
                                                                       1996               1995                1994
                                                                    ------------------------------------------------
FINANCING ACTIVITIES:
  Net increase (decrease) in demand and passbook accounts           $  1,602            ($9,894)            ($32,476)
  Net increase (decrease) in certificates of deposit                  (3,523)            24,985              (29,776)
  Proceeds of Federal Home Loan Bank advances                        100,675             60,290               44,000
  Repayment of Federal Home Loan Bank advances                       (95,965)           (75,485)                  --
  Repayment of ESOP loan obligation                                       --                 --               (2,263)
  Net increase (decrease) in advance payments by
    borrowers for taxes and insurance                                     66               (208)                 381
  Net proceeds from exercise of stock options                            165                 57                  561
  Proceeds from conversion litigation settlement                          --                 52                   --
  Purchase of treasury stock                                          (8,687)            (3,391)              (5,400)
                                                                    ------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                 (5,667)            (3,594)             (24,973)
                                                                    ------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         518               (693)             (17,832)
  Cash and cash equivalents at beginning of year                       8,657              9,350               27,182
                                                                    ------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $  9,175            $ 8,657              $ 9,350
                                                                    ================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest on deposits                $ 18,371            $15,844              $14,199
  Cash paid during the year for interest on notes payable              2,663              3,240                2,215
                                                                    ------------------------------------------------
                                                                    $ 21,034            $19,084              $16,414
                                                                    ================================================
Cash paid during the year for income taxes                          $  2,382            $ 3,328              $ 3,208
                                                                    ================================================
Noncash transactions:
  Loans to facilitate sales of real estate owned                    $    935            $   973              $ 1,580
  Loans transferred to real estate owned                                 553              1,257                1,986
  Investment in limited partnership
    transferred to real estate owned                                      --              1,200                   --


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company's principal business activity is the operation of its thrift subsidiary, and consists of attracting deposits from the public and investing those deposits, together with funds generated from operations and borrowings, primarily in residential mortgage loans. The Association operates five financial services offices -- Dolton, Lansing, Sauk Village and two in southeastern Chicago. The Association's deposit accounts are insured to the maximum allowable amount by the FDIC. The Company also invests in equity securities and in various limited partnerships which have invested in residential development, residential and commercial rental properties, and mortgage loan servicing.

The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and investment securities portfolios, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Company's operating results are also affected to a lesser extent by loan and commitment fees, customer service charges, and by the sale of real estate, insurance and annuities through its third tier subsidiaries. Operating expenses of the Company are primarily employee compensation and benefits, office occupancy and equipment costs, federal deposit insurance premiums, advertising and promotion costs, data processing and other administrative expenses.

The accounting policies of Calumet Bancorp, Inc. (the Company) and subsidiaries which significantly affect the determination of consolidated financial position and results of operations are described below.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and results of operations of the Company, and its wholly owned subsidiary, Calumet Federal Savings and Loan Association of Chicago (the Association) and the Association's three first-tier subsidiaries, Calumet Mortgage Corporation (of Illinois,75% owned), wholly owned Calumet Residential Corporation, which owns 51% of Calumet United Limited Liability Company, and wholly owned Calumet Savings Service Corporation, which wholly owns Calumet Mortgage Corporation of Idaho and Calumet Mortgage Corporation of New Mexico. Calumet Mortgage Corporation of New Mexico was dissolved August 1, 1996. Calumet Mortgage Corporation (of Illinois) was dissolved April 27, 1995.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent highly liquid investments with maturities of 90 days or less at the time of purchase and include cash and interest-bearing deposits.

SECURITIES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for securities held as of or acquired after January 1, 1994. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994 of adopting SFAS No. 115 increased the opening balance of stockholders' equity by $991 (net of $603 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at the lower of cost or market.

Securities classified as held-to-maturity are carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected net of deferred income taxes in stockholders' equity.

The carrying value of securities reflects amortization of premiums and accretion of discounts over the estimated lives of the securities using the level yield method. Such amortization is included in interest income.
Interest and dividends are included in interest income from securities as earned. Realized gains and loses on all securities are computed using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.

LOANS RECEIVABLE

Loans receivable are stated at outstanding unpaid principal balances net of any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans.

Premiums paid and discounts received in connection with mortgage loans purchased are deferred and amortized to income over the estimated life of the loans using the level-yield method. Loan origination fees and certain direct origination costs related to processing successful loan applications are deferred and the net amount amortized to income over the contractual life of the loans as an adjustment to interest income using the level yield method. Costs associated with processing unsuccessful loan applications are charged to expense as incurred.

ALLOWANCE FOR LOSSES ON LOANS

The Company provides for losses on loans based on evaluations of the loan portfolio, past credit loss experience, current economic conditions, the amount and timing of future cash flows expected to be received on impaired loans, and other pertinent factors which form a basis for determining the adequacy of the allowance for losses. Management believes that the allowance for losses on loans is adequate to absorb potential losses in the portfolio; however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended in SFAS No. 118, "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosure" as of January 1, 1995. In accordance with SFAS No. 114, prior period financial statements have not been restated to reflect the change in accounting principle. The allowance for losses related to loans that are identified for evaluation in accordance with SFAS No. 114, generally multifamily and commercial mortgages, is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependant loans. The Company generally considers one-to-four family residential mortgages to be smaller balance homogeneous loans that are evaluated collectively for impairment. Prior to adopting SFAS No. 114, the allowance for losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption did not have any material effect on operating results or financial position.

INTEREST ON LOANS

Interest on loans is recorded when earned. The Company places loans (including loans impaired under SFAS No. 114) on nonaccrual status when they have been delinquent 90 or more days. When a loan is placed on nonaccrual status, previously accrued but uncollected interest is fully reserved.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

Real estate which has been acquired through, or in lieu of, foreclosure is carried at the lower of fair value, less estimated selling costs, or the related loan balance at the date of foreclosure. Valuations are periodically performed by management and the carrying value is reduced by a charge to operations if the carrying value of a property exceeds its estimated fair value less estimated selling costs determined by management on valuation dates subsequent to foreclosure. A loan is classified as real estate-owned when the Company has taken possession of the collateral even though foreclosure proceedings may not have been completed.

OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are stated at cost, less accumulated depreciation. Provisions for depreciation are computed using the straight-line method over the estimated useful lives of the assets. Useful lives for office buildings are 30 to 40 years and for furniture, fixtures and equipment, 3 to 10 years.

INVESTMENT IN LIMITED PARTNERSHIPS

The Company invests in limited partnerships engaged in real estate development and sale and in loan servicing. As a limited partner without a controlling interest, the Company accounts for these investments using the equity method. The Company periodically reviews these investments for impairment based on review of independent appraisals, financial statements, and other relevant operating data.

INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires companies to take into account changes in income tax rates when valuing the deferred income tax accounts recorded on the balance sheet.
In addition, it provides that a deferred income tax liability or asset shall be recognized for the estimated future tax effects attributable to "temporary differences" and loss and tax credit carryforwards. Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. To the extent a deferred tax asset is established which, more likely than not, is not expected to be realized, a valuation allowance shall be established against such account.

FINANCIAL INSTRUMENTS

In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

NEW ACCOUNTING PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To be Disposed Of." The Company was required to adopt this new method of accounting for long-lived assets in 1996. Adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

Also in 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995. This statement defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for their employee stock compensation plans. It also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees." Companies which decide to continue accounting for employee stock option plans under the provisions of APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company has elected to adopt only the disclosure requirements of SFAS No. 123. Consequently, adoption of SFAS No. 123 will not have a material effect on the Company's financial position or results of operations.

In 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125, as amended by SFAS No. 127, is effective on a prospective basis for some transactions in 1997 and others in 1998. Adoption of SFAS No. 125 is not expected to have a material effect on the Company's financial position or results of operations.

EARNINGS PER SHARE

Earnings per share of common stock has been determined by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume the exercise of stock options and the use of proceeds to purchase treasury stock at the average market price for the period. Shares of common stock purchased by the Company's Employee Stock Ownership Plan ("ESOP") prior to December 31, 1992, are included in shares outstanding for purposes of calculating earnings per share. Shares committed to be released to the ESOP during the year are expensed during the year based on original cost. The ESOP did not purchase any shares subsequent to December 31, 1992, which would be subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans."

                                                              1996           1995           1994
                                                         ---------------------------------------
Weighted average shares of common stock and
  common stock equivalents                               2,637,266      2,901,667      2,998,591
Average common stock equivalents included above            138,364        134,627        147,352
Average unearned ESOP shares included above                113,160        171,508        212,175

RECLASSIFICATION

Certain items in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

2. SECURITIES

Securities at December 31, 1996 are summarized as follows:


                                                                        Gross               Gross
                                                  Amortized           Unrealized          Unrealized         Fair
                                                    Cost                Gains               Losses          Value
                                                  ----------------------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Government and agency securities             $ 10,962              $   83               $ 59          $10,986
U.S. Government securities fund                     16,975                  --                564           16,411
Money market fund                                      888                  --                 --              888
ARM securities fund                                  5,222                  --                 35            5,187
REMIC securities                                    11,628                  --                108           11,520
Municipal bonds                                        861                  --                 --              861
Equity securities                                   10,438               1,109                 38           11,509
                                                  ----------------------------------------------------------------
  Total                                           $ 56,974              $1,192               $804          $57,362
                                                  ================================================================
HELD-TO-MATURITY
U.S. Government and agency securities             $  5,000              $   --               $  3          $ 4,997
FHLMC/FNMA mortgage securities                      17,209                  45                627           16,627
CMO securities                                       2,406                  --                 10            2,396
Municipal bonds                                        145                  --                 --              145
Federal Home Loan Bank stock                         3,210                  --                 --            3,210
                                                  ----------------------------------------------------------------
  Total                                           $ 27,970              $   45               $640          $27,375
                                                  ================================================================


Securities at December 31, 1995 are summarized as follows:

                                                                        Gross               Gross
                                                  Amortized           Unrealized          Unrealized         Fair
                                                    Cost                Gains               Losses          Value
                                                  ----------------------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Government and agency securities             $ 12,956              $  199               $ 48          $13,107
U.S. Government securities fund                     16,018                  --                147           15,871
Money market fund                                    6,596                  --                 --            6,596
ARM securities fund                                 10,699                  --                  5           10,694
REMIC securities                                    13,063                   8                131           12,940
CMO securities                                         325                  --                 --              325
Equity securities                                    7,856                 790                 26            8,620
                                                  ----------------------------------------------------------------
  Total                                           $ 67,513              $  997               $357          $68,153
                                                  ================================================================
HELD-TO-MATURITY
U.S. Government and agency securities             $  5,000              $   57               $ --          $ 5,057
FHLMC/FNMA mortgage securities                      20,820                  52                438           20,434
CMO securities                                       3,012                  --                 13            2,999
Municipal bonds                                        149                  --                 --              149
Federal Home Loan Bank stock                         3,639                  --                 --            3,639
                                                  ----------------------------------------------------------------
  Total                                           $ 32,620              $  109               $451          $32,278
                                                  ================================================================

Securities with carrying amounts of $7,312 and $6,508 at December 31, 1996 and 1995, respectively, are pledged under credit enhancement agreements.

The amortized cost and fair value of debt securities available-for-sale and held-to-maturity at December 31, 1996, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Amortized         Fair
                                                  Cost           Value
                                                ------------------------
AVAILABLE-FOR-SALE
Due in one year or less                         $     --        $     --
Due after one year through five years              6,962           7,037
Due after five years through ten years             2,000           2,004
Due after ten years                               14,489          14,326
                                                ------------------------
                                                  23,451          23,367
Equity securities                                 10,438          11,509
Mutual funds                                      23,085          22,486
                                                ------------------------
Total                                           $ 56,974        $ 57,362
                                                ========================

HELD-TO-MATURITY
Due in one year or less                         $     --        $     --
Due after one year through five years                 --              --
Due after five years through ten years                70              73
Due after ten years                               24,690          24,092
                                                ------------------------
                                                  24,760          24,165
Federal Home Loan Bank stock                       3,210           3,210
                                                ------------------------
                                                $ 27,970        $ 27,375
                                                ========================

The table below provides information concerning sales of securities available-for-sale.

                                                                    1996            1995            1994
                                                                ----------------------------------------
Gross proceeds from sales                                       $ 35,075        $ 15,572        $ 41,923
Gross realized gains                                                  68             137             742
Gross realized losses                                                 15             220             789
Income tax expense (credit) arising from net gains (losses)           19             (29)            (30)

3. LOANS RECEIVABLE

Loans receivable consisted of the following:

                                                                      December 31,
                                                                      ------------
                                                                  1996            1995
                                                                ------------------------
MORTGAGE LOANS:
One-to-four family residential                                  $207,697        $204,970
Multifamily residential                                           47,510          54,216
Commercial real estate                                            97,093          87,066
Construction loans                                                27,442          31,055
Land loans                                                        13,760          13,739
                                                                ------------------------
TOTAL MORTGAGE LOANS                                             393,502         391,046
Other loans                                                        2,184           3,045
                                                                ------------------------
TOTAL LOANS RECEIVABLE                                           395,686         394,091
Accrued interest net of reserve for uncollected interest           2,570           2,521
Less: Undisbursed portion of loan proceeds                        (6,386)        (13,531)
      Unearned income                                             (2,470)         (2,744)
      Allowance for losses on loans                               (5,630)         (4,870)
                                                                ------------------------
NET LOANS RECEIVABLE                                            $383,770        $375,467
                                                                ========================

The Company has pledged residential mortgage loans as collateral to borrowings from the Federal Home Loan Bank of Chicago in an amount not less than 170% of outstanding advances and letters of credit.

The Company's lending activities have been concentrated primarily in residential real property secured by first liens on such property. The Company requires collateral on all loans and generally maintains loan-to-value ratios of no greater than 80% on mortgage loans. At December 31, 1996, the Company's mortgage loan portfolio was geographically diversified, with concentrations primarily in Illinois (35%), Colorado (26%), Idaho (19%), and New Mexico (14%). Mortgage loans in Indiana and Michigan, all within the company's immediate lending area, represent another 3% of the portfolio at December 31, 1996. At December 31, 1995, these concentrations were: Illinois (37%); Colorado (28%); Idaho (17%); New Mexico (11%); and Indiana/Michigan (4%).

4. ALLOWANCE FOR LOSSES ON LOANS

Changes in the allowance for losses on loans are as follows:

                                                Year ended December 31,
                                                -----------------------
                                         1996            1995            1994
                                        ---------------------------------------
Balance at beginning of year            $4,870          $4,429          $ 4,825
Provision for losses                       800             800              800
Charge-offs                               (114)           (474)          (1,206)
Recoveries                                  74             115               10
                                        ---------------------------------------
Balance at end of year                  $5,630          $4,870          $ 4,429
                                        =======================================

At December 31, 1996, the Company had two related loans that were considered to be impaired under SFAS No. 114 with a recorded investment of $1.1 million. These loans have been placed in nonaccrual status. One of the loans has been fully reserved in the amount of $365, the other does not have a specific reserve. The average recorded investment in impaired loans during the year ended December 31, 1996, was approximately $654. For the year ended December 31, 1996, the Company recognized interest income (using the cash basis method of income recognition) on those impaired loans of $98.

At December 31, 1995, the Company had one loan that was considered to be impaired under SFAS No. 114 with a recorded investment of $365. This loan has been placed in nonaccrual status, and as a result of write-downs it does not have a specific allowance for loss. The average recorded investment in impaired loans during the year ended December 31, 1995, was approximately $471. For the year ended December 31, 1995, the Company recognized interest income (using the cash basis method of income recognition) on those impaired loans of $70.

5. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at December 31 are summarized as follows:


                                                           1996          1995
                                                         ----------------------
Land                                                     $    936      $    938
Buildings                                                   4,190         4,018
Furniture and equipment                                     3,218         3,197
                                                         ----------------------
                                                            8,344         8,153
Less accumulated depreciation                               4,024         3,886
                                                         ----------------------
Office properties and equipment, net                     $  4,320      $  4,267
                                                         ======================


6. DEPOSITS

Deposits at December 31 are summarized as follows:

                                                           1996          1995
                                                         ----------------------
Non-interest-bearing deposits                            $  2,495      $  2,536
N.O.W. accounts                                            18,297        18,423
Money market accounts                                       7,551         6,906
Passbook savings                                           64,677        63,553
Certificates of deposit                                   264,310       267,833
                                                         ----------------------
                                                          357,330       359,251
Accrued interest                                            3,648         3,671
                                                         ----------------------
  Total deposits                                         $360,978      $362,922
                                                         ======================

Deposit accounts with balances in excess of $100,000     $ 24,452      $ 24,968
                                                         ======================

Scheduled maturities of certificates of deposit at December 31, 1996 are as follows:

                Maturity dates
                --------------
                     1997                         $209,121
                     1998                           34,644
                     1999                            9,099
                     2000                            8,260
                     2001                            2,240
                     After 2001                        946
                                                  --------
                       Total                      $264,310
                                                  ========

Substantially all of the Association's depositors are residents of the State of Illinois.

7. FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances at December 31 consist of the following:

         Maturity Dates                            1996        1995
         --------------                          --------------------
              1996                               $    --      $27,290
              1997                                30,675       19,675
              1998                                16,000        7,000
              1999                                12,000           --
              2003                                 1,175        1,175
                                                 --------------------
                Total                            $59,850      $55,140
                                                 ====================

Federal Home Loan Bank advances all have fixed rates of interest, except for $4.0 million of overnight advances at December 31, 1996, which have a daily floating rate. At December 31, 1996, the interest rates on fixed rate advances ranged from 5.25% to 8.14%, with a weighted average rate of 6.14%. At December 31, 1995, the interest rates on fixed rate advances ranged from 4.70% to 8.14%, with a weighted average rate of 5.95%. The Company is required to maintain qualifying loans in its portfolio of at least 170% of outstanding advances and letters of credit as collateral to notes payable to the Federal Home Loan Bank of Chicago (FHLB). FHLB stock is also pledged as collateral.

8. INCOME TAXES

The provision for income taxes consists of the following:

                                            Year ended December 31
                                            ----------------------
                                   1996             1995            1994
                                  ---------------------------------------
CURRENT EXPENSE:
  Federal                         $2,771           $1,954          $3,457
  State                              264              303             452
DEFERRED EXPENSE (BENEFIT)          (608)             603             113
                                  ---------------------------------------
  Total income tax expense        $2,427           $2,860          $4,022
                                  =======================================

Reconciliations of the income tax expense included in the consolidated financial statements and amounts computed by applying the statutory federal income tax rate are as follows:

                                                        Year ended December 31
                                                        ----------------------
                                                    1996         1995         1994
                                                   --------------------------------
Federal income taxes at the statutory rate         $2,661       $3,001       $3,856
  Items affecting federal income tax rate:
    State income taxes                                152          206          390
    Dividends received deduction                     (176)        (137)        (127)
    Other, net                                       (210)        (210)         (97)
                                                   --------------------------------
      Total                                        $2,427       $2,860       $4,022
                                                   ================================

Significant components of the deferred tax assets and liabilities at December 31 are as follows:

                                                                       1996               1995
                                                                     ---------------------------
DEFERRED TAX ASSETS:
  Loan fees                                                          $    49             $   109
  Allowance for losses on loans                                        1,846               1,755
                                                                     ---------------------------
                                                                       1,895               1,864
                                                                     ---------------------------
DEFERRED TAX LIABILITIES:
  Depreciation                                                          (378)               (382)
  Stock dividends on FHLB stock                                         (104)               (162)
  Tax effect of tax bad debt reserves in excess of base year            (556)               (606)
  Net unrealized gains on securities available-for-sale                 (149)               (217)
  Loan fees                                                               --                 (45)
  Income from limited partnerships                                      (296)               (550)
  Other, net                                                             (16)               (182)
                                                                     ---------------------------
                                                                      (1,499)             (2,144)
                                                                     ---------------------------
      Net deferred tax asset (liability)                             $   396               ($280)
                                                                     ===========================

The net deferred tax asset (liability) is included in other assets and income taxes payable on the Consolidated Statements of Financial Condition in 1996 and 1995, respectively.

Retained earnings at December 31, 1996 includes approximately $6.7 million for which no provision for federal income taxes has been recognized. Tax legislation passed in August 1996 now requires all thrift institutions to deduct a provision for bad debts for tax purposes based on actual loss experience and recapture the excess bad debt reserve accumulated in the tax years after 1986. The related amount of excess reserves which must be recaptured is $1.5 million and will be recaptured over a six year period beginning in 1998.

9. REGULATORY MATTERS

The Association is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                        Capital to risk-weighted assets
                        -------------------------------      Tier 1 capital to
                           Total           Tier 1          adjusted total assets
                        --------------------------------------------------------
Well capitalized           10%               6%                      5%
Adequately capitalized      8                4                       4
Undercapitalized            6                3                       3


At December 31, actual capital levels and minimum required levels of the Association were:


                                                                                                         Minimum Required To
                                                                                                         Be Well Capitalized
                                                                              Minimum Required for          Under Prompt
                                                           Actual               Capital Adequacy          Corrective Action
                                                     -------------------------------------------------------------------------
                                                     Amount      Ratio          Amount      Ratio         Amount      Ratio
                                                     -------------------------------------------------------------------------
   1996
Total capital (to risk-weighted assets)              $51,365     16.6%          $24,765     8.0%          $30,956     10.0%
Tier 1 (core) capital (to risk-weighted assets)       47,481     15.3            12,382     4.0            18,573      6.0
Tier 1 (core) capital (to average assets)             47,481      9.9            19,110     4.0            23,888      5.0
Tier 1 (core) capital (to adjusted total assets)      47,481      9.9            14,325     3.0               N/A
Tangible capital (to adjusted total assets)           47,481      9.9             7,162     1.5               N/A



   1995
Total capital (to risk-weighted assets)              $59,943     19.6%          $24,420     8.0%          $30,525     10.0%
Tier 1 (core) capital (to risk-weighted assets)       56,116     18.4            12,210     4.0            18,315      6.0
Tier 1 (core) capital (to average assets)             56,116     11.7            19,240     4.0            24,050      5.0
Tier 1 (core) capital (to adjusted total assets)      56,116     11.7            14,408     3.0               N/A
Tangible capital (to adjusted total assets)           56,116     11.7             7,204     1.5               N/A


As of December 31, 1996, the most recent notification from the Office of Thrift Supervision categorized the association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Association's category.

The Association meets the Qualified Thrift Lender test, which requires at least 65% of assets to be housing-related or other specified assets. A failure to meet the QTL test places limits on growth, branching, new investment, FHLB advances and dividends.

10. EMPLOYEE BENEFIT PLANS

The Company maintains a profit-sharing plan which covers all employees with one year of service who are at least 21 years of age. Contributions to the profit-sharing plan are made at the discretion of the Board of Directors.
There were no contributions to the plan in 1996, 1995 or 1994.

The Company has a nonqualified benefit plan which provides key officers with retirement benefits in excess of qualified plan limits imposed by federal tax law. Obligations under the plan are fully funded. $100 was charged to expense under the plan for 1994; there were no charges for 1995 or 1996.

The Company sponsors an employee stock ownership plan (ESOP) that covers all employees with one year of service who are at least 21 years of age. The ESOP is funded by discretionary contributions made by the Association. At December 31, 1996, there were 56,580 shares committed to be released for 1996, and 84,870 unallocated shares. The Association recorded $565, $566 and $283 of compensation expense during 1996, 1995 and 1994, respectively, based on the cost of shares released for those years. Unearned ESOP shares are considered to be outstanding for purposes of computing earnings per share. The average unearned ESOP shares outstanding during 1996, 1995, and 1994 were 113,160, 171,508 and 212,175, respectively.

In connection with the conversion to stock ownership, the Company adopted a Management Recognition and Retention Plan (MRP). The Association contributed $1.4 million allowing the MRP to acquire 124,950 shares of common stock of the Company, at an average cost of $11.32 per share. Under the MRP, 88,716 shares of common stock were awarded to key employees in 1992. One third of these shares vested in 1992, 1993, and 1994 at an amortized cost of $335 each year. The remaining 36,234 shares were awarded in 1995 and vested in 1995, 1996, and 1997. The amortized cost of the vested shares was $136 and $137 in 1996 and 1995, respectively. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity.

The Company has a stock option plan under the terms of which 353,625 shares of the Company's common stock were reserved for issuance. The options become exercisable on a cumulative basis in equal installments over a five year period from the date of grant. The options expire ten years from the date of grant.

A summary of the status of the Company's stock option plan as of December 31, 1996, 1995, and 1994, and changes during the years then ended is presented below:

                                                       Weighted-                    Weighted-                    Weighted-
                                                        average                      average                      average
                                            1996       Exercise         1995        Exercise         1994        Exercise
                                           Shares        Price         Shares         Price         Shares         Price
                                          -------------------------------------------------------------------------------
Outstanding at beginning of year          289,733        $11.38        263,444        $10.00        322,412        $10.00
Granted                                        --                       32,542         22.38             --
Exercised                                 (14,969)        11.03         (5,546)        10.16        (56,139)        10.00
Forfeited                                      --         10.00           (707)           --         (2,829)        10.00
                                          -------------------------------------------------------------------------------
Outstanding at end of year                274,764        $11.41        289,733        $11.39        263,444        $10.00
                                          ===============================================================================
Options exercisable at end of year        255,984        $10.60        200,685        $10.40        136,708        $10.00
Weighted-average fair value of
options granted during year                    --            --         32,542        $10.71             --            --

Of the outstanding options at December 31, 1996, 243,536 relate to options granted in 1992 at an exercise price of $10.00 and having a remaining life of
5.1 years before expiration. All of these options are fully vested and exercisable. The remaining 31,228 options outstanding at December 31, 1996, relate to those granted in 1995 at an exercise price of $22.38 and have a remaining life of 8.1 years before expiration. These options vest in equal installments over a five year period from the date of grant and were 40% vested at December 31, 1996. Of these options, 12,449 were exercisable at December 31, 1996. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. If the stock options granted in 1995 had been valued under SFAS No. 123 at their fair value at the date of grant, those options would have been valued at $10.71 per share and resulted in an annual cost of $70 for 1995 through 1999.

Had compensation cost been determined based on the fair value at the grant dates for awards under the stock option plan in 1995, consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the proforma amounts in the table below. For purposes of proforma disclosure, the estimated fair value of the stock options awarded is amortized to expense over their respective vesting periods.

                                      1996            1995
                                     ----------------------
Proforma net income                  $5,349          $5,915
Proforma earnings per share          $ 2.03          $ 2.04

The fair value of options granted in 1995 was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions: dividend yield of 0%; expected volatility factor of the expected market price of the Company's common stock of 0.22; risk-free interest rate of 7.98%; and expected option term of 7 years.

The Black-Scholes option pricing valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The current year proforma amounts may not be indicative of future amounts if additional stock options are granted.

11. COMMITMENTS AND CONTINGENCIES

The Company had outstanding commitments at December 31 as follows:

                                           1996             1995
                                         ------------------------
Residential property loans               $ 4,088          $ 5,255
Nonresidential property loans              1,634            1,875
Credit enhancements                        6,279            7,260
Lines of credit                           19,447           19,325
Letters of credit                          1,425              382
Residential property investment            1,693            1,967

At December 31, 1996, the Company's residential property loan commitments included approximately $1.6 million of adjustable rate mortgages and $2.5 million of fixed rate mortgages. Interest rates on the fixed rate commitments ranged from 7.38% to 8.50%. The Company's residential loan commitments include $1.1 million of commitments as a result of its mortgage banking activities. These loans will be sold to third-party investors under existing investor commitments to purchase. The nonresidential property loan commitments included $244 in a fixed rate commitment at a rate of 10.00%.

The Company has entered into two credit enhancement agreements with local municipalities to guarantee the repayment of an aggregate of $6.3 million of municipal revenue bonds which are secured by first mortgages on an apartment and on a commercial office building project. To secure its guaranty of the bonds, the Company has agreed to pledge and deposit with the designated trustees certain investment securities or has provided an irrevocable standby letter of credit from the FHLB as security. In the event of default on the bonds, the Company's maximum liability is the amount of the credit guaranty. Fees for providing these credit enhancements were $67, $84, and $115 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company has committed to invest $2.0 million in low income housing projects located in the Chicago area. The investment is being made through a limited partnership and will be funded over a ten year period. At December 31, 1996, the Company has funded $307 of the $2.0 million commitment. The projects qualify for the low income housing income tax credit

The Company and its subsidiaries are involved in litigation arising in the ordinary course of business. The resolution of these matters is not expected, either individually or in the aggregate, to have a material effect on the Company's financial condition or results of operations.

12. STOCKHOLDERS' EQUITY

In connection with its conversion to stock ownership, the Company established a liquidation account in the amount of $36.6 million for the benefit of eligible account holders who continue to maintain their accounts at the Company after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the balance of the liquidation account or if such declaration would otherwise violate regulatory requirements.

During 1996, the Company repurchased 310,819 shares of its common stock at an average cost of $27.95 per share. During 1995, the Company repurchased 124,300 shares of its common stock at an average cost of $27.29 per share. On October 25, 1994, the Board of Directors of the Company declared a three-for-two common stock split in the form of a 50% common stock dividend to stockholders of record on November 4, 1994. A total of 930,502 new shares were issued.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 "Disclosures about Fair Values of Financial Instruments" requires disclosures of information about the fair value of financial instruments for which it is practicable to estimate a value, whether or not such value is recognized in the consolidated statements of financial condition.

The carrying value and the estimated fair value of financial instruments are as follows:

                                                     December 31, 1996               December 31, 1995
                                                  ------------------------        ------------------------
                                                  Carrying       Estimated        Carrying       Estimated
                                                   Value        Fair Value         Value        Fair Value
                                                  --------      ----------        --------      ----------
ASSETS
  Cash and cash equivalents                       $  9,175        $  9,175        $  8,657        $  8,657
  Securities available-for-sale                     57,362          57,362          68,153          68,153
  Securities held-to-maturity                       27,970          27,375          32,620          32,278
  Loans receivable                                 383,770         387,327         375,467         377,144
LIABILITIES
  Demand, NOW and savings deposits                $ 93,020        $ 93,020        $ 91,418        $ 91,418
  Certificates of deposit (time deposits)          267,958         269,409         271,504         273,252
  FHLB advances                                     59,850          59,760          55,140          55,441

Whenever possible, quoted market prices are used to develop fair values. Where quoted market prices are not available, market prices of similar instruments are used for reference and to develop indices of estimated fair value. In other cases, it is necessary to use present values or other valuation techniques.
Fair values derived can be significantly affected by the assumptions used, including the similarity of other instruments, discount rates, and estimates of future cash flows. Therefore, in many cases, the estimated fair values may not be realized in an immediate sale of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Therefore, the aggregate of the estimated fair value amounts is not intended to represent the underlying market value of the Company.

General methods utilized to estimate fair values are summarized below:

Cash and cash equivalents:  The carrying amounts shown approximate fair value.

Securities: Quoted market values were used to estimate fair values. FHLB stock is carried at its redemption value.

Loans receivable: The fair value of fixed rate mortgage loans was estimated by discounting projected cash flows at market interest rates. The fair value of adjustable rate mortgage loans was estimated by using carrying amounts for loans repricing within one year and by discounting projected cash flows at market interest rates for loans repricing beyond one year. The fair value of commercial and consumer loans was estimated by discounting projected cash flows at market interest rates. The carrying amounts of accrued interest on loans approximates fair value.

Demand, NOW, and savings deposits. All such account balances are withdrawable on demand without penalty; therefore, for purposes of SFAS No. 107, the carrying amount is deemed to be fair value.

Certificates of deposit (time deposits): The fair value of time deposit accounts which have fixed rates of interest was estimated using a discounted cash flow calculation and current interest rates for similar accounts with the same remaining term to maturity. The Company does not have any material, variable rate time deposits. The carrying value of accrued interest on deposits approximates fair value.

FHLB advances: The fair value of fixed rate FHLB advances was estimated using a discounted cash flow calculation and current interest rates for advances with the same remaining term to maturity. The carrying amounts of variable rate advances and accrued interest on advances approximates fair value.

Commitments: The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of these commitments is not material.

14. CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed statements of financial condition, income, and cash flows for Calumet Bancorp, Inc. (parent company only) are presented below and should be read in connection with the consolidated financial statements and notes thereto.


                                                            December 31
                                                            -----------
STATEMENTS OF FINANCIAL CONDITION                      1996             1995
                                                    ---------------------------
ASSETS:
Cash and cash equivalents                            $    138         $    228
Securities available-for-sale                           9,367           12,110
Loan receivable from ESOP                                 849            1,414
Loan receivable from Association                        2,000               --
Equity in net assets of Association                    53,668           58,374
Investment in limited partnerships                     17,393           13,068
Real estate held for sale                                 147            1,200
Other assets                                               89              358
                                                     -------------------------
TOTAL ASSETS                                         $ 83,651         $ 86,752
                                                     =========================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Other liabilities                                    $    901         $    955
Common stock                                               36               36
Additional paid-in capital                             35,090           34,665
Retained earnings                                      73,817           68,418
Net unrealized gains on securities available-
  for-sale, including unrealized losses of the
  Association of $414 in 1996 and $12 in 1995             239              423
Treasury stock                                        (26,432)         (17,745)
                                                     -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 83,651         $ 86,752
                                                     =========================

                                                Year ended December 31
STATEMENTS OF INCOME                        1996          1995         1994
                                          ----------------------------------
Dividends received from the
  Association                             $ 9,000        $   --      $ 9,000
Interest and dividend income                  886         1,083          680
Gain on sale of real estate                    70            --           --
Gain on sale of securities available-
  for-sale                                     68           137          260
Income (loss) from limited partnerships       613          (207)          69
Equity in undistributed
  (overdistributed) earnings of
  Association                              (4,358)        5,675       (1,870)
                                          ----------------------------------
Total income                                6,279         6,688        8,139
General and administrative expenses           612           701          723
                                          ----------------------------------
Income before income taxes                  5,667         5,987        7,416
Income tax expense (benefit)                  268            22           (3)
                                          ----------------------------------
NET INCOME                                $ 5,399        $5,965      $ 7,419
                                          ==================================

                                                                       YEAR ENDED DECEMBER 31
                                                               1996              1995             1994
                                                              -------------------------------------------
STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES:
Net income                                                    $  5,399          $ 5,965          $  7,419
Equity in earnings of Association                               (4,642)          (5,675)           (7,130)
Gain on sale of real estate                                        (70)              --                --
Gain on sales of securities                                        (68)            (137)             (260)
Equity (income) loss from limited partnerships                    (613)             207               (69)
Decrease (increase) in other assets                                269             (306)               (3)
Increase (decrease) in other liabilities                           (12)             595               198
                                                              -------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          263              649               155

INVESTING ACTIVITIES:
Purchase of securities                                         (23,883)          (7,086)          (10,314)
Proceeds of sales and maturities of securities                  27,076           12,046            10,625
Loans originated                                                (7,000)               0            (2,263)
Principal payments on loans receivable                           5,565              566               283
Investments in limited partnerships                             (5,000)          (3,100)           (3,498)
Return of investment in limited partnerships                     1,288              357               927
Proceeds from sale of real estate                                1,123               --                --
Dividends paid by Association                                    9,000               --             9,000
                                                              -------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        8,169            2,783             4,760

FINANCING ACTIVITIES:
Net proceeds from exercise of stock options                        165               57               561
Proceeds from conversion litigation settlement                      --               52                --
Purchase of treasury stock                                      (8,687)          (3,391)           (5,400)
                                                              -------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                           (8,522)          (3,282)           (4,839)
                                                              -------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (90)             150                76
Cash and cash equivalents at beginning of year                     228               78                 2
                                                              -------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $    138          $   228          $     78
                                                              ===========================================

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                      Year ended December 31, 1996                      Year ended December 31, 1995
                                      ----------------------------                      ----------------------------
                                           Three months ended                                Three months ended
                             -----------------------------------------------------------------------------------------------
                             March 31     June 30     Sept. 30     Dec. 31     March 31     June 30     Sept. 30     Dec. 31
                             -----------------------------------------------------------------------------------------------
Interest income               $9,917      $9,717       $9,616      $9,669       $9,754       $9,614      $9,638      $9,755
Interest expense               5,259       5,218        5,227       5,350        4,576        4,974       5,251       5,376
                             -----------------------------------------------------------------------------------------------
Net interest income            4,658       4,499        4,389       4,319        5,178        4,640       4,387       4,379
Provision for losses
  on loans                       200         200          200         200          200          200         200         200
                             -----------------------------------------------------------------------------------------------
Net interest income
  after provision for
  losses on loans              4,458       4,299        4,189       4,119        4,978        4,440       4,187       4,179
Gains (losses) on
  sales of securities             20          --          (15)         48         (112)          33          (4)         --
Other income                     814         816          656         653          315          301         403          36
SAIF assessment (1)               --          --        2,316          --           --           --          --          --
Other expenses                 2,854       2,351        2,356       2,354        2,814        2,522       2,329       2,266
                             -----------------------------------------------------------------------------------------------
Income before income
  taxes                        2,438       2,764          158       2,466        2,367        2,252       2,257       1,949
Income taxes                     849         850          (49)        777          889          840         404         727
                             -----------------------------------------------------------------------------------------------
Net income                    $1,589      $1,914       $  207      $1,689       $1,478       $1,412      $1,853      $1,222
                             ===============================================================================================
Earnings per share            $ 0.57      $ 0.71       $ 0.08      $ 0.67       $ 0.51       $ 0.48      $ 0.63      $ 0.43
                             ===============================================================================================
Reported stock prices
        High                  $28.50      $28.50       $28.75      $34.00       $26.75       $27.25      $28.00      $28.50
        Low                    27.50       27.50        27.75       28.25        21.00        26.50       26.50       27.25
        Close                  27.75       28.00        28.38       33.25        26.50        27.25       27.50       27.75

(1) On September 30, 1996, President Clinton signed legislation which provided for a special assessment by the FDIC to recapitalize the SAIF. The Company paid a $2.3 million special assessment as a result of this legislation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT

The information contained on pages 4 through 7 of Calumet Bancorp, Inc.'s Proxy Statement dated March 27, 1997 with respect to directors and executive officers of the Registrant is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information contained on pages 7 through 13 of Calumet Bancorp, Inc.'s Proxy Statement dated March 27, 1997 with respect to executive compensation is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 3 through 5 of Calumet Bancorp, Inc.'s Proxy Statement dated March 27, 1997 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 17 through 18 of Calumet Bancorp, Inc.'s Proxy Statement dated March 27, 1997 with respect to certain relationships and related transactions is incorporated herein by reference in response to this item.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

     Consolidated Statements of Financial Condition at December 31, 1996 and
        1995
     Consolidated Statements of Income for the years ended December 31, 1996,
        1995,and 1994
     Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 1996, 1995, and 1994

    Consolidated Statements of Cash Flows for the years ended December 31, 1996,
          1995, and 1994
    Notes to Consolidated Financial Statements
    Report of Independent Auditor at December 31, 1996, and for the year then ended

(a)(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information has been included elsewhere herein, and therefore have been ommitted.

(a)(3) Listing of Exhibits

(3)(i) and (ii) The registrant hereby incorporates by reference its Articles of Incorporation and By-Laws as exhibits to its registration statement on form S-1, which was filed with the Securities and Exchange Commission.

             (21) Subsidiaries of the Registrant
             (23) Consent of Independent Auditors

(b) Reports on Form 8-K

At the September 24, 1996, meeting of the Board of Directors of the Registrant, the Board of Directors terminated the service of Ernst & Young LLP as the Registrant's independent certified public accountants. There were no disagreements between the Registrant and Ernst & Young LLP on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure. On September 25, 1996, the Registrant engaged the firm of Crowe, Chizek and Company LLP as independent certified public accountants for the Registrant. Form 8-K was filed on October 1, 1996, with the United States Securities and Exchange Commission. Amendment No. 1 to Form 8-K was filed on October 11, 1996.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                CALUMET BANCORP, INC.

Date: March 27, 1997                       By:  /s/ Thaddeus Walczak
                                                -------------------------
                                                Thaddeus Walczak
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        By:  /s/ Carole J. Lewis         By:  /s/ Thaddeus Walczak
             --------------------------       --------------------------
             Carole J. Lewis                  Thaddeus Walczak
             President, Chief Operating       Chairman of the Board and
             Officer and Director             Chief Executive Officer
             Date: March 27, 1997             Date: March 27, 1997

        By:  /s/ John L. Garlanger       By:  /s/ William A. McCann
             --------------------------       --------------------------
             John L. Garlanger                William A. McCann
             Senior Vice President and        Director
             Treasurer                        Date: March 27, 1997
             (Principal Financial and
             Accounting Officer)
             Date: March 27, 1997

        By:  /s/ Dr. Henry J. Urban      By:  /s/ Tytus R. Bulicz
             --------------------------       --------------------------
             Dr. Henry J. Urban               Tytus R. Bulicz
             Director                         Director
             Date: March 27, 1997             Date: March 27, 1997

        By:  /s/ Louise Czarobski        By:  /s/ Daryl Erlandson
             --------------------------       --------------------------
             Louise Czarobski                 Daryl Erlandson
             Director                         Director
             Date: March 27, 1997             Date: March 27, 1997