Form 10-Q
period 1997-03-31
CALUMET BANCORP INC /DE
filed 1997-05-13
CIK 879694

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

         (Mark one)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997

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
         Yes   X    No
             -----     -----

         As of May 9, 1997, the Company has 2,109,797 shares of $0.01 par value common stock outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                           PAGE NO.
                                                                        --------

        Consolidated Statements of Financial Condition
        as of March 31, 1997 and December 31, 1996                          3

        Consolidated Statements of Income
        for the three months ended March 31, 1997 and 1996                  4

        Consolidated Statements of Cash Flows
        for the three months ended March 31, 1997 and 1996                  5

        Consolidated Statements of Stockholders' Equity
        for the three months ended March 31, 1997 and 1996                  7

        Notes to Consolidated Financial Statements                          8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                9


                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                 13

ITEM 2 - CHANGES IN SECURITIES                                             13

ITEM 3 - DEFAULT UPON SENIOR SECURITIES                                    13

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13

ITEM 5 - OTHER INFORMATION                                                 13

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  13


SIGNATURE PAGE                                                             14



CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                                                                              (UNAUDITED)
                                                                                                       MARCH 31,    DECEMBER 31,
                                                                                                          1997         1996
                                                                                                       -------------------------
ASSETS:
  Cash                                                                                                    $3,442         $3,021
  Interest bearing deposits                                                                                2,273          6,154
                                                                                                       -------------------------
CASH AND CASH EQUIVALENTS                                                                                  5,715          9,175
  Securities available-for-sale                                                                           51,479         57,362
  Securities held-to-maturity                                                                             26,915         27,970
  Loans receivable, net                                                                                  375,199        381,200
  Investment in limited partnerships                                                                      24,765         24,458
  Real estate held for sale acquired through foreclosure                                                   2,013          1,665
  Office properties and equipment, net                                                                     4,356          4,320
  Other assets                                                                                             4,115          4,067
                                                                                                       ------------------------

     TOTAL ASSETS                                                                                       $494,557       $510,217
                                                                                                       ========================
LIABILITIES:
  Deposits                                                                                              $349,550       $357,330
  Federal Home Loan Bank advances and other borrowings                                                    56,550         59,850
  Advance payments by borrowers for taxes and insurance                                                    2,227          3,124
  Income taxes                                                                                               726            742
  Other liabilities                                                                                        6,659          7,407
                                                                                                       ------------------------
     TOTAL LIABILITIES                                                                                   415,712        428,453

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares authorized                                              --             --
  Common stock, $.01 par value, 4,200,000 shares authorized
     3,614,341 (1997) and 3,614,341 (1996) shares issued                                                      36             36
  Additional paid-in capital                                                                              35,115         35,090
  Unrealized gains on securities available for sale,
     net of income tax expense of $35 and $149                                                                41            239
  Retained earnings - substantially restricted                                                            75,588         73,817
  Unearned ESOP shares                                                                                      (707)          (849)
  Stock held for management recognition plan                                                                (102)          (137)
  Treasury stock (1,376,194 shares (1997); 1,237,313 shares (1996))                                      (31,126)       (26,432)
                                                                                                       ------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                                           78,845         81,764
                                                                                                       ------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $494,557       $510,217
                                                                                                       ========================


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                                                                                                  (UNAUDITED)
                                                                                                               THREE MONTHS ENDED
                                                                                                                   MARCH 31,
                                                                                                             ---------------------
                                                                                                               1997         1996
                                                                                                             ---------------------
INTEREST AND DIVIDEND INCOME:
  Loans                                                                                                      $8,396         $8,305
  Securities and deposits                                                                                     1,360          1,612
                                                                                                             ---------------------
  Total interest and dividend income                                                                          9,756          9,917
INTEREST EXPENSE:
  Deposits                                                                                                    4,353          4,577
  Federal Home Loan Bank advances and other borrowings                                                          878            682
                                                                                                             ---------------------
  Total interest expense                                                                                      5,231          5,259
                                                                                                             ---------------------
NET INTEREST INCOME                                                                                           4,525          4,658
  Provision for losses on loans                                                                                 200            200
                                                                                                             ---------------------
  Net interest income after provision for losses                                                              4,325          4,458
OTHER INCOME:
  Gain on loans sold                                                                                             18             53
  Gain (loss) on sales of real estate                                                                           (42)            46
  Gain on sales of securities                                                                                    31             20
  Income from limited partnerships                                                                              881            520
  Insurance commissions                                                                                          23             31
  Other                                                                                                         104            164
                                                                                                             ---------------------
  Total other income                                                                                          1,015            834
OTHER EXPENSES:
  Compensation and benefits                                                                                   1,774          1,691
  Office occupancy and equipment                                                                                307            324
  Federal insurance premiums                                                                                     60            213
  Advertising and promotion                                                                                      58             50
  Data processing                                                                                               125            104
  Other                                                                                                         424            472
                                                                                                             ---------------------
  Total other expenses                                                                                        2,748          2,854
                                                                                                             ---------------------
  Income before income taxes                                                                                  2,592          2,438
  Income taxes                                                                                                  821            849
                                                                                                             ---------------------
NET INCOME                                                                                                   $1,771         $1,589
                                                                                                             =====================

EARNINGS PER SHARE                                                                                            $0.72          $0.57
                                                                                                             =====================


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Dollars in thousands)

                                                                                                   (UNAUDITED)
                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                               ---------------------
                                                                                                   1997         1996
                                                                                               ---------------------
OPERATING ACTIVITIES:
  Net income                                                                                   $1,771         $1,589
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for losses on loans                                                                 200            200
    Provision for depreciation                                                                     85             79
    Amortization of deferred loan and commitment fees                                            (139)          (306)
    Amortization and accretion of premiums and discounts                                           50             57
    Amortization and allocation of stock based benefits                                           176            176
    Gain on sales of securities available-for-sale                                                (31)           (19)
    Equity in income from limited partnerships                                                   (881)          (520)
    Net loss (gain) on sale of real estate                                                         42            (46)
    Originations of loans held for sale                                                        (2,907)        (2,496)
    Gain on loans sold                                                                            (18)           (53)
    Proceeds from loans sold                                                                    2,925          2,549
    Decrease in interest receivable                                                                48            112
    (Decrease) increase in interest payable                                                       103            (16)
    Change in operating assets and liabilities:
      Increase in other assets                                                                    (96)          (822)
      Increase (decrease) in income taxes                                                         (16)         1,591
      Increase (decrease) in other liabilities                                                   (850)           268
                                                                                               ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         462          2,343

INVESTING ACTIVITIES:
  Securities available-for-sale:
    Purchases                                                                                 (10,558)        (2,684)
    Proceeds from sale                                                                         14,530          2,092
    Repayments and maturities                                                                   1,634            679
  Securities held-to-maturity:
    Repayments and maturities                                                                   1,002          2,192
  Principal and fees collected on loans                                                        21,117         23,843
  Loans originated                                                                            (14,886)       (16,820)
  Loans purchased                                                                                (593)        (2,460)
  Investments in limited partnerships                                                            (545)        (1,311)
  Return of investment in limited partnerships                                                  1,119            456
  Proceeds from sales of real estate                                                               50            143
  Purchases of office property and equipment                                                     (121)           (21)
                                                                                               ---------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                      12,749          6,109


See notes to consolidated financial statements.

  (Dollars in thousands)

                                                                                                   (UNAUDITED)
                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                             ------------------------
                                                                                                 1997         1996
                                                                                             ------------------------
FINANCING ACTIVITIES:
  Net increase (decrease) in demand and passbook accounts                                        ($937)        $2,156
  Net increase (decrease) in certificates of deposit                                            (6,843)         1,356
  Proceeds of Federal Home Loan Bank advances and other borrowings                               8,500          4,000
  Repayment of Federal Home Loan Bank advances and other borrowings                            (11,800)       (16,000)
  Net decrease in advance payments by
    borrowers for taxes and insurance                                                             (897)        (1,042)
  Purchase of treasury stock                                                                    (4,694)          (141)
                                                                                             ------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                          (16,671)        (9,671)
                                                                                             ------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                           (3,460)        (1,219)
  Cash and cash equivalents at beginning of period                                               9,175          8,657
                                                                                             ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $5,715         $7,438
                                                                                             ========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest on deposits                                          $4,244         $4,547
  Cash paid during the period for interest on notes payable                                        884            728
                                                                                             ------------------------
                                                                                                $5,128         $5,275
                                                                                             ========================

  Cash paid (refunded) during the period for income taxes                                         $552          ($304)
                                                                                             ========================

  Noncash transactions:
    Loans to facilitate sales of real estate owned                                              $   --           $135
    Loans transferred to real estate owned                                                         440             51


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  (Dollars in thousands)

                                                                    (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                ----------------------
                                                                   1997           1996
                                                                ----------------------
COMMON STOCK:
   Beginning and end of period                                      $36            $36
                                                                ----------------------

ADDITIONAL PAID-IN CAPITAL:
   Beginning of period                                           35,090         34,665
   Tax benefit of MRP deduction                                      25             17
                                                                ----------------------
   End of period                                                 35,115         34,682
                                                                ----------------------

UNREALIZED GAINS ON SECURITIES AVAILABLE FOR SALE:
   Beginning of period, net of income tax expense
     of $149 and  $217                                              239            423
   Change in unrealized gains, net of income tax
     benefit of $114 and $230                                      (198)          (400)
                                                                ----------------------
   End of period                                                     41             23
                                                                ----------------------

RETAINED EARNINGS:
   Beginning of period                                           73,817         68,418
   Net income                                                     1,771          1,589
                                                                ----------------------
   End of period                                                 75,588         70,007
                                                                ----------------------

LESS UNEARNED ESOP SHARES:
   Beginning of period                                             (849)        (1,414)
   Shares to be released                                            142            141
   End of period                                                   (707)        (1,273)
                                                                ----------------------

LESS STOCK HELD FOR MRP:
   Beginning of period                                             (137)          (273)
   Amortization                                                      35             34
                                                                ----------------------
   End of period                                                   (102)          (239)
                                                                ----------------------

LESS TREASURY STOCK:
   Beginning of period                                          (26,432)       (17,745)
   Purchases                                                     (4,694)          (141)
                                                                ----------------------
   End of period                                                (31,126)       (17,886)
                                                                ----------------------

TOTAL STOCKHOLDERS' EQUITY                                      $78,845        $85,350
                                                                ======================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain 1996 amounts have been reclassified to conform to 1997 presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Calumet Bancorp, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - EARNINGS PER SHARE

         Earnings per share of Common Stock outstanding for the three months ended March 31, 1997 and 1996, respectively, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume the exercise of stock options and use of proceeds to purchase Treasury Stock at the average market price for the period. The weighted average number of shares of common stock and common stock equivalents outstanding used for this calculation were 2,443,829 and 2,811,394 for the three months ended March
31, 1997 and 1996, respectively.   The average number of uncommitted (unearned)
shares held for the Company's Employee Stock Ownership Plan ("ESOP") and included in the weighted average shares outstanding for these same periods were 77,798 and 134,378 respectively. Shares committed to be released to the ESOP are expensed during the period based on original cost.

NOTE C - COMMITMENTS AND CONTINGENCIES

         At March 31, 1997, the Company had approved loan commitments totalling $9.6 million to originate loans, $1.5 million to sell loans, $4.3 million in undisbursed loans-in-process, $20.0 million in unused lines of credit, and $7.6 million in credit enhancement arrangements. Commitments to fund loans and those under credit enhancement arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Calumet Bancorp, Inc. (the "Company") completed its initial public offering of Common Stock on February 20, 1992. It owns all of the outstanding Common Stock of Calumet Federal Savings and Loan Association of Chicago (the "Association"), a federally chartered stock savings and loan association which operates five financial services offices in the Chicago area -- in Dolton, Lansing, Sauk Village, and two in southeastern Chicago. The Association owns two first tier subsidiaries, Calumet Savings Service Corporation and Calumet Residential Corporation, both wholly owned. Calumet Residential Corporation owns 51% of a second tier subsidiary, Calumet United Limited Liability Company. Calumet Savings Service Corporation owns two second tier subsidiaries, Calumet Mortgage Corporation of Idaho and Calumet Financial Corporation, both wholly owned.

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

         The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting of interest paid on its deposits and borrowings. The Association's operating results are also affected by the sale of insurance, annuities and real estate through its second tier subsidiaries, and to a lesser extent, loan commitment fees, customer service charges and other income. Operating expenses of the Association are primarily employee compensation and benefits, equipment and occupancy costs, federal deposit insurance premiums, advertising, data processing, and other administrative expenses. The Association's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

FINANCIAL CONDITION

         Total assets decreased $15.7 million, or 3.1%, to $494.6 million at March 31, 1997, from $510.2 million at December 31, 1996. Net loans receivable decreased $6.0 million, or 1.6%, to $375.2 million at March 31, 1997, from $381.2 million at December 31, 1996, with originations and purchases of $15.5 million, and repayments of $21.1 million, during the first quarter.

         The Company's lending activities have been concentrated primarily in residential real estate secured by first liens. At March 31, 1997, approximately 57.1% of the Company's mortgage loans were secured by one-to-four family residential properties, 14.1% by multifamily income producing properties, and 28.8% by commercial properties and land. At December 31, 1996, these concentrations were 57.1%, 14.3%, and 28.6%, respectively. At March 31, 1997, the Company's mortgage loan portfolio was geographically distributed primarily in Illinois (34.4%), Colorado (26.7%), Idaho (18.4%), and New Mexico (13.7%). At December 31, 1996, these distributions were 35.0%, 26.4%, 18.5%, and 13.7%, respectively.

         Deposits decreased $7.8 million, or 2.2%, to $349.6 million at March 31, 1997, from $357.3 million at December 31, 1996. Federal Home Loan Bank advances decreased by $3.3 million, or 5.5%, to $56.6 million at March 31, 1997, from $59.9 million at December 31, 1996.

         Stockholders' equity decreased $2.9 million, or 3.6%, to $78.8 million at March 31, 1997, from $81.8 million at December 31, 1996. Stockholders' equity was increased by $1.8 million net income for the three months ended March 31, 1997. The decrease came primarily from the Company's repurchase of 138,881 shares of its stock for $4.7 million, or an average cost of $33.80 per share. The Company has 2,238,147 shares of common stock (including 70,725 unearned ESOP shares) outstanding on March 31, 1997, with a book value of $35.23 per share.

ASSET QUALITY

         Non-performing loans decreased to $4.9 million, or 1.31% of net loans receivable at March 31, 1997, from $6.3 million, or 1.66% of net loans receivable at December 31, 1996. Non-performing assets decreased to $6.9 million, or 1.40% of total assets at March 31, 1997, from $8.0 million, or 1.57% of total assets at December 31, 1996. The allowance for losses on loans increased to $5.9 million, or 119.76% of non-performing loans at March 31, 1997, from $5.6 million, or 88.89% of non-performing loans at December 31, 1996. The allowance for losses on loans increased to 1.57% of net loans receivable at March 31, 1997, from 1.48% of net loans receivable at December 31, 1996.

RESULTS OF OPERATIONS

The Company reported net income of $1.8 million for the first quarter of 1997, compared to $1.6 million net income for the first quarter of 1996. Earnings per share of common stock for the first quarter of 1997 were $0.72, compared to $0.57 for the first quarter of 1996. Return on average assets for the first quarter of 1997 was 1.41%, compared to 1.27% for the same quarter last year. Return on average stockholders' equity for the first quarter of 1997 was 8.88%, compared to 7.48% for the same quarter last year. Operating expenses as a percent of average assets decreased to 2.18% in 1997, from 2.28% in 1996. Net non-interest expense as a percent of average assets improved to 1.37% for the first quarter of 1997, from 1.61% for the first quarter of 1996. The Company's efficiency ratio improved to 51.5% during the first quarter of 1997, from 54.0% during the first quarter of 1996.


NET INTEREST INCOME

         Net interest income decreased by $133,000, to $4.5 million during the first quarter of 1997, compared to $4.7 million during the first quarter of 1996, primarily due to a $161,000 decrease in total interest and dividend income, offset by a $28,000 decrease in the cost of borrowings. The average yield on interest earning assets decreased to 8.35% during the first quarter of 1997, from 8.40% in 1996, while the average cost of funds decreased to 5.12%, from 5.24% for these same periods, resulting in an increase in the rate spread to 3.23% in 1997, from 3.16% in 1996. Approximately $104,000 of the decrease in interest and dividend income was due to a $5.1 million reduction in average volume of interest earning assets, while the other $57,000 was due to the reduced interest rate between the two periods. Approximately $122,000 of benefit from the reduced interest rate on deposits and borrowings was offset by a $94,000 increase in cost for $7.3 million of additional interest bearing liabilities.

PROVISION FOR LOAN LOSSES

         The allowance for losses on loans is established through a provision for losses on loans based on management's evaluation of the risk inherent in its loan portfolio and general economic conditions. Management's evaluation includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and the Company's internal credit review process. The provision for losses on loans has been maintained at $200,000 per quarter for 1997, the same as for 1996. Net recoveries of $42,000 and $30,000 were credited to the allowance during the first quarter of 1997 and 1996, respectively.

OTHER INCOME

Other income increased $181,000, to $1.0 million during the first quarter of 1997, from $834,000 in the first quarter of 1996, primarily due to a $361,000 increase in income from limited partnerships, offset by an $88,000 change from gains to losses on the sale of real estate acquired through foreclosure and a $63,000 increase in losses attributable to the operation of real estate acquired through foreclosure, which is included in miscellaneous other income. The increased income from limited partnerships came primarily from the Company's $298,000 share of gain on the sale of an apartment complex held by a Colorado based partnership, and liquidation of that partnership.


OPERATING EXPENSES

         Operating expenses decreased $106,000, to $2.7 million during the first quarter of 1997, from $2.9 million during the first quarter of 1996, primarily due to a $153,000 decrease in Federal deposit insurance premiums resulting from a reduction in the assessment rate to 6.48 cents annually per $100 of deposits in 1997, from 23 cents annually per $100 of deposits in 1996. Compensation expense increased $83,000, or 4.91%, to $1.8 million during the first quarter of 1997, from $1.7 million during the first quarter of 1996. The compensation increase was due to normal salary and bonus increases approved during the first quarter. Data processing expense increased $21,000, primarily due to additional transaction account services offered to customers, but transaction account fee income, included in other income, increased by $26,000 during the same period. Miscellaneous other expense decreased $48,000, to $424,000 during the first quarter of 1997, from $472,000 in 1996, primarily due to a $52,000 decrease in legal fees.

INCOME TAXES

The Company's effective income tax rate for the first quarter of 1997 was 31.7% compared to 34.8% for the first quarter of 1996. The decrease in effective tax rate was due to increased low income housing tax credits and dividends received deductions.

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

The primary investing activity of the Company is the origination and purchase of mortgage loans and the purchase of securities. During the first quarter of 1997 and 1996, the Company originated and purchased mortgage loans in the amounts of $15.5 million and $19.3 million, respectively. Loan repayments for these same two periods were $21.1 million and $23.8 million, respectively. The net reduction in loans receivable was the result of seasonal reduction of loan originations during the winter months, and increasing competition from mortgage brokers.

During the first quarter of 1997 the Company's deposits decreased by $7.8 million, primarily due to increased competition from mutual funds and other investment vehicles. This decrease was funded from net loan repayments and the proceeds of sales and maturities of securities. The Company also reduced borrowings by $3.3 million during the first quarter of 1997. During the first quarter of 1996, the Company increased its deposit base by $3.5 million, through a combination of more aggressive rates and new products. These funds, together with funds from operations, loan repayments, and securities, were used to repay maturing Federal Home Loan Bank advances a net $12.0 million in 1996.

         Federal regulations require a savings institution to maintain an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable deposits and short term borrowings. In addition, short term liquid assets must constitute 1% of net withdrawable deposits and short term borrowings. Management has consistently maintained levels in excess of the regulatory requirement. The Association's average liquidity ratios for the first three months of 1997 and 1996 were 8.1% and 7.8%, respectively. The Association's average short term liquidity ratios for these same periods were 2.2% and 2.0%, respectively.

         The Association is also required to maintain specific amounts of capital pursuant to federal regulations. As of March 31, 1997, the Association was in compliance with all regulatory capital requirements, with tangible and core capital of 10.6%, and risk-based capital of 17.5%, well above the requirements of 1.5%, 3.0%, and 8.0%, respectively.


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

                                                   CALUMET BANCORP, INC.

DATE: MAY 9, 1997                                  /S/THADDEUS WALCZAK
                                                   ---------------------
                                                   THADDEUS WALCZAK,
                                                   CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER

DATE: MAY 9, 1997                                  /S/JOHN GARLANGER
                                                   -----------------
                                                   JOHN GARLANGER,
                                                   CHIEF FINANCIAL OFFICER