Form 10-Q
period 1997-06-30
CALUMET BANCORP INC /DE
filed 1997-08-12
CIK 879694

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q

     (Mark one)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

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


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No __

As of August 8, 1997, the Company has 2,110,797 shares of $0.01 par value common stock issued and outstanding.

                       PART I - FINANCIAL INFORMATION

                                                             PAGE NO.

ITEM 1 - FINANCIAL STATEMENTS

        Consolidated Statements of Financial Condition
        as of June 30, 1997 and December 31, 1996               3

        Consolidated Statements of Income
        for the three months ended June 30, 1997 and 1996,
        and for the six months ended June 30, 1997 and 1996     4

        Consolidated Statements of Cash Flows
        for the six months ended June 30, 1997 and 1996         5

        Consolidated Statements of Stockholders' Equity
        for the six months ended June 30, 1997 and 1996         7

        Notes to Consolidated Financial Statements              8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                    9



                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                     14

ITEM 2 - CHANGES IN SECURITIES                                 14

ITEM 3 - DEFAULT UPON SENIOR SECURITIES                        14

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   14

ITEM 5 - OTHER INFORMATION                                     15

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                     15

SIGNATURE PAGE                                                 16

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION  (UNAUDITED)
(Dollars in thousands)

                                                                                JUNE 30,    DECEMBER 31,
                                                                                  1997           1996
                                                                                 ------------------------
ASSETS:
 Cash                                                                              $2,459        $3,021
 Interest bearing deposits                                                          6,983         6,154
                                                                                -----------------------
CASH AND CASH EQUIVALENTS                                                           9,442         9,175
 Securities available-for-sale                                                     49,791        57,362
 Securities held-to-maturity                                                       26,068        27,970
 Loans receivable, net                                                            372,290       381,200
 Investment in limited partnerships                                                27,490        24,458
 Real estate held for sale acquired through foreclosure                             2,167         1,665
 Office properties and equipment, net                                               4,288         4,320
 Other assets                                                                       5,025         4,067
                                                                                -----------------------
  TOTAL ASSETS                                                                   $496,561      $510,217
                                                                                =======================
LIABILITIES:
 Deposits                                                                        $354,118      $357,330
 Federal Home Loan Bank advances and other borrowings                              54,950        59,850
 Advance payments by borrowers for taxes and insurance                              2,414         3,124
 Income taxes                                                                       1,675           742
 Other liabilities                                                                  6,432         7,407
                                                                                 ----------------------
  TOTAL LIABILITIES                                                               419,589       428,453

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 2,000,000 shares authorized                          --            --
 Common stock, $.01 par value, 4,200,000 shares authorized
  3,615,841 (1997) and 3,614,341 (1996) shares issued                                  36            36
 Additional paid-in capital                                                        35,160        35,090
 Unrealized gains on securities available for sale,
  net of income tax expense of $257 and $149                                          425           239
 Retained earnings - substantially restricted                                      77,653        73,817
 Unearned ESOP shares                                                                (566)         (849)
 Stock held for management recognition plan                                           (68)         (137)
 Treasury stock (1,505,044 shares (1997); 1,237,313 shares (1996))                (35,668)      (26,432)
                                                                                 ----------------------
  TOTAL STOCKHOLDERS' EQUITY                                                       76,972        81,764
                                                                                 ----------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $496,561      $510,217
                                                                                 ======================


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                                         (UNAUDITED)             (UNAUDITED)
                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                     -------------------------------------------
                                                          1997       1996      1997      1996
                                                     -------------------------------------------
INTEREST AND DIVIDEND INCOME:
 Loans                                                   $8,443       $8,171   $16,839   $16,476
 Securities and deposits                                  1,333        1,546     2,693     3,158
                                                     -------------------------------------------
 Total interest and dividend income                       9,776        9,717    19,532    19,634
INTEREST EXPENSE:
 Deposits                                                 4,379        4,566     8,732     9,143
 Federal Home Loan Bank advances
  and other borrowings                                      900          652     1,778     1,334
                                                     -------------------------------------------
 Total interest expense                                   5,279        5,218    10,510    10,477
                                                     -------------------------------------------
NET INTEREST INCOME                                       4,497        4,499     9,022     9,157
 Provision for losses on loans                              200          200       400       400
                                                     -------------------------------------------
 Net interest income after provision
  for losses on loans                                     4,297        4,299     8,622     8,757
OTHER INCOME:
 Gain on loans sold                                          53           52        71       105
 Gain on sales of real estate                                80           12        38        58
 Gain on sales of securities                                 69           --       100        20
 Income from limited partnerships                           649          534     1,530     1,054
 Insurance commissions                                       40           79        63       110
 Other                                                      129          139       233       303
                                                     -------------------------------------------
 Total other income                                       1,020          816     2,035     1,650
OTHER EXPENSES:
 Compensation and benefits                                1,238        1,195     3,012     2,886
 Office occupancy and equipment                             307          323       614       647
 Federal insurance premiums                                  59          210       119       423
 Advertising and promotion                                   78           71       136       121
 Data processing                                            128          117       253       221
 Other                                                      375          435       799       907
                                                     -------------------------------------------
 Total other expenses                                     2,185        2,351     4,933     5,205
                                                     -------------------------------------------
 Income before income taxes                               3,132        2,764     5,724     5,202
 Income taxes                                             1,067          850     1,888     1,699
                                                     -------------------------------------------
NET INCOME                                               $2,065       $1,914    $3,836    $3,503
                                                     ===========================================

EARNINGS PER SHARE                                        $0.90        $0.71     $1.62     $1.27
                                                     ===========================================

See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                       (UNAUDITED)
                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     -----------------
                                                                      1997      1996
                                                                     -----------------

OPERATING ACTIVITIES:
 Net income                                                             $3,836   $3,503
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for losses on loans                                            400       400
  Provision for depreciation                                               172       159
  Amortization of deferred loan and commitment fees                       (350)     (572)
  Amortization and accretion of premiums and discounts                      97       126
  Amortization and allocation of stock based benefits                      351       351
  Gain on sales of securities available-for-sale                          (100)      (20)
  Equity in income from limited partnerships                            (1,530)   (1,054)
  Net gain on sale of real estate                                          (38)      (58)
  Originations of loans held for sale                                   (3,111)   (4,925)
  Gain on loans sold                                                       (71)      (52)
  Proceeds from loans sold                                               3,183     4,977
  Increase in interest receivable                                         (128)      (12)
  Increase in interest payable                                             113        59
  Change in operating assets and liabilities:
   (Increase) decrease in other assets                                    (830)       88
   Increase in income taxes                                                880       406
   Increase (decrease) in other liabilities                             (1,088)      764
                                                                        ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                1,786     4,140

INVESTING ACTIVITIES:
 Securities available-for-sale:
  Purchases                                                            (29,085)  (23,396)
  Proceeds from sale                                                    35,232    18,514
  Repayments and maturities                                              1,826     1,099
 Securities held-to-maturity:
  Repayments and maturities                                              1,797     3,297
 Principal and fees collected on loans                                  44,478    50,279
 Loans originated                                                      (35,740)  (37,816)
 Loans purchased                                                          (593)   (3,312)
 Investments in limited partnerships                                    (3,732)   (3,387)
 Return of investment in limited partnerships                            2,230     1,491
 Proceeds from sales of real estate                                        251       212
 Purchases of office property and equipment                               (140)     (114)
                                                                       -----------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                              16,524     6,867

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

                                                                        (UNAUDITED)
                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                  --------------------------
                                                                    1997               1996
                                                                  --------------------------
FINANCING ACTIVITIES:
 Net increase in demand and passbook accounts                     $  2,305          $  5,496
 Net increase (decrease) in certificates of deposit                 (5,517)            1,082
 Proceeds of Federal Home Loan Bank advances
  and other borrowings                                              32,440            19,900
 Repayment of Federal Home Loan Bank advances
  and other borrowings                                             (37,340)          (31,200)
 Net decrease in advance payments by
  borrowers for taxes and insurance                                   (710)             (700)
 Net proceeds from exercise of stock options                            15                 6
 Purchase of treasury stock                                         (9,236)           (7,003)
                                                                  --------------------------
NET CASH USED IN FINANCING ACTIVITIES                              (18,043)          (12,419)
                                                                  --------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       267            (1,412)
 Cash and cash equivalents at beginning of period                    9,175             8,657
                                                                  --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  9,442          $  7,245
                                                                  ==========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest on deposits             $  8,609          $  9,031
 Cash paid during the period for interest on notes payable           1,788             1,386
                                                                  --------------------------
                                                                  $ 10,397          $ 10,417
                                                                  ==========================
 Cash paid during the period for income taxes                     $  1,685          $    912
Noncash transactions:                                             ==========================
 Loans to facilitate sales of real estate owned                   $     88          $    552
 Loans transferred to real estate owned                                803               107

See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

                                                                    (UNAUDITED)
                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                ----------------------
                                                                1997              1996
                                                                ----------------------
COMMON STOCK:
 Beginning and end of period                                      $36               $36
                                                               ------------------------
ADDITIONAL PAID-IN CAPITAL:
 Beginning of period                                           35,090            34,665
 Proceeds of option stock issued                                   15                 6
 Tax benefits of MRP/option deductions                             55                35
                                                               ------------------------
 End of period                                                 35,160            34,706
                                                               ------------------------
UNREALIZED GAINS ON SECURITIES AVAILABLE FOR SALE:
 Beginning of period, net of income tax expense
  of $149 and  $217                                               239               423
 Change in unrealized gains, net of income tax
  benefit of $108 and $292                                        186              (495)
                                                               ------------------------
 End of period                                                    425               (72)
                                                               ------------------------
RETAINED EARNINGS:
 Beginning of period                                           73,817            68,418
 Net income                                                     3,836             3,503
                                                               ------------------------
 End of period                                                 77,653            71,921
                                                               ------------------------
LESS UNEARNED ESOP SHARES:
 Beginning of period                                             (849)           (1,414)
 Shares to be released                                            283               283
 End of period                                                 ------------------------
                                                                 (566)           (1,131)
                                                               -------------------------
LESS STOCK HELD FOR MRP:
 Beginning of period                                             (137)             (273)
 Amortization                                                      69                68
                                                               ------------------------
 End of period                                                    (68)             (205)
                                                               ------------------------
LESS TREASURY STOCK:
 Beginning of period                                          (26,432)          (17,745)
 Purchases                                                     (9,236)           (7,003)
                                                               ------------------------
 End of period                                                (35,668)          (24,748)
                                                               ------------------------
TOTAL STOCKHOLDERS' EQUITY                                    $76,972           $80,507
                                                              =========================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months and the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain 1996 amounts have been reclassified to conform to 1997 presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Calumet Bancorp, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B - EARNINGS PER SHARE

     Earnings per share of Common Stock outstanding for the three months and the six months ended June 30, 1997 and 1996, respectively, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume the exercise of stock options and use of proceeds to purchase Treasury Stock at the average market price for the period. The weighted average number of shares of common stock and common stock equivalents outstanding used for this calculation were 2,302,267 and 2,700,192 for the three months ended June 30, 1997 and 1996, and 2,373,048 and 2,755,793 for the
six months ended June 30, 1997 and 1996, respectively.   The average number of
uncommitted (unearned) shares held for the Company's Employee Stock Ownership Plan ("ESOP") and included in the weighted average shares outstanding for these same periods were 63,653, 120,233, 70,725 and 127,305, respectively. Shares committed to be released to the ESOP are expensed during the period based on original cost.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." The overall objective of SFAS No. 128 is to simplify the calculation of earnings per share (EPS). Under this statement, primary EPS computed in accordance with APB Opinion No. 15 will be replaced with a new, simpler calculation called basic EPS. Basic EPS will be calculated by dividing income available to common shareholders (i.e., net income less preferred stock dividends, if applicable) by the weighted average common shares outstanding without consideration for common stock equivalents such as options, warrants and convertible securities. Fully diluted EPS will not change significantly but has been renamed diluted EPS.

     SFAS No. 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. Upon adoption, the Company will be required to change the method currently used to compute EPS and to restate all prior periods. The impact of SFAS No. 128 on the calculation of primary and fully diluted EPS is not expected to be material.

NOTE C - COMMITMENTS AND CONTINGENCIES

     At June 30, 1997, the Company had approved loan commitments totalling $9.2 million to originate loans, $700,000 to sell loans, $8.1 million in undisbursed loans-in-process, $18.3 million in unused lines of credit, and $7.6 million in credit enhancement arrangements. Commitments to fund loans and those under credit enhancement arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Calumet Bancorp, Inc. completed its initial public offering of Common Stock on February 20, 1992. It owns all of the outstanding Common Stock of Calumet Federal Savings and Loan Association of Chicago (the "Association"), a federally chartered stock savings and loan association which operates five financial services offices in the Chicago area -- in Dolton, Lansing, Sauk Village, and two in southeastern Chicago. The Association owns two first tier subsidiaries, Calumet Savings Service Corporation and Calumet Residential Corporation, both wholly owned. Calumet Residential Corporation owns 51% of a second tier subsidiary, Calumet United Limited Liability Company. Calumet Savings Service Corporation owns two second tier subsidiaries, Calumet Mortgage Corporation of Idaho and Calumet Financial Corporation (of Illinois), both wholly owned.

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

     The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and investment securities portfolios and its cost of funds, consisting of interest paid on its deposits and borrowings. The Association's operating results are also affected by the sale of insurance, annuities and real estate through its second tier subsidiaries, and to a lesser extent, loan commitment fees, customer service charges and other income. Operating expenses of the Association are primarily employee compensation and benefits, equipment and occupancy costs, federal insurance of accounts premiums, advertising, data processing, and other administrative expenses. The Association's results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

FINANCIAL CONDITION

     Total assets decreased $13.7 million, or 2.7%, to $496.6 million at June 30, 1997, from $510.2 million at December 31, 1996. Net loans receivable decreased $8.9 million, or 2.3%, to $372.3 million at June 30, 1997, from $381.2 million at December 31, 1996, with originations and purchases of $36.3 million during the first six months of 1997.

     The Company's lending activities have been concentrated primarily in residential real estate secured by first liens. At June 30, 1997, approximately 57.6% of the Company's mortgage loans were secured by one-to-four family residential properties, 13.1% by multifamily income producing properties, and 29.3% by commercial properties and land. At December 31, 1996, these concentrations were 57.1%, 14.4%, and 28.6%, respectively. At June 30, 1997, the Company's mortgage loan portfolio was geographically distributed primarily in Illinois (34.1%), Colorado (25.2%), Idaho (20.5%), and New Mexico (14.2%). At December 31, 1996, these distributions were 35.0%, 26.4%, 18.5%, and 13.7%, respectively.

     Deposits decreased $3.2 million, or 0.9%, to $354.1 million at June 30, 1997, from $357.3 million at December 31, 1996. Funds generated from operations and asset reductions, were used to pay down Federal Home Loan Bank advances as they became due, reducing advances by $4.9 million, or 8.2%, to $55.0 million at June 30, 1997, from $59.9 million at December 31, 1996.

     Stockholders' equity decreased $4.8 million, or 5.9%, to $77.0 million at June 30, 1997, from $81.8 million at December 31, 1996. The decrease came primarily from treasury stock purchases of $9.2 million, offset by earnings of $3.8 million, $422,000 in credits from employee benefit plans, and $186,000 in net unrealized gains on securities. During the first six months of 1997 the Company repurchased 267,731 shares of its stock at an average price of $34.50 per share. The Company has 2,110,797 shares of common stock (including 63,653 unearned ESOP shares) outstanding on June 30, 1997, with a book value of $36.47 per share.

ASSET QUALITY

     The allowance for losses on loans increased to 1.59% of net loans receivable at June 30, 1997, from 1.48% of net loans receivable at December 31, 1996. Nonperforming loans to net loans receivable decreased to 0.97% at June 30, 1997, from 1.66% at December 31, 1996 , while nonperforming assets to total assets decreased to

1.16% at June 30, 1997, from 1.57% at December 31, 1996. The allowance for losses on loans amounted to 163.97% of nonperforming loans at June 30, 1997, increased from 88.89% at December 31, 1997. The significant decrease in nonperforming loans at June 30, 1997, was due to the recent improvement in several large loans which have had periodic performance problems in recent years.

RESULTS OF OPERATIONS

The Company reported net income of $2.1 million for the second quarter of 1997, compared to $1.9 million net income for the second quarter of 1996. Earnings per share of common stock for the second quarter of 1997 were $0.90, compared to $0.71 for the second quarter of 1996. Net income for the six months ended June 30, 1997 was $3.8 million, compared to $3.5 million for the six months ended June 30, 1996, while earnings per share increased to $1.62 for the first six months of 1997, from $1.27 for the first six months of 1996.

     Return on average assets increased to 1.67% for the second quarter of 1997, from 1.53% for the same quarter last year. Return on average stockholders' equity for the second quarter of 1997 was 10.81%, compared to 9.23% for the same quarter last year. Return on average assets increased to 1.53% for the first half of 1997, from 1.40% in the first half of 1996. Return on average stockholders' equity for the first half of 1997 was 9.84%, compared to 8.35% in 1996.

NET INTEREST INCOME

     Net interest income was $4.5 million for the second quarter of 1997, approximately the same as the $4.5 million earned during the second quarter of 1996. A $59,000 increase in interest income was offset by a $61,000 increase in the cost of funds. The average yield on interest earning assets increased to 8.52% during the second quarter of 1997, from 8.23% in 1996, while the average cost of funds increased to 5.21%, from 5.17% for these same periods, resulting in an increase in the rate spread to 3.31% in 1997, from 3.06% in 1996. The increase in the yield on interest earning assets resulted in an increase of approximately $251,000 in interest income, but was offset by a decrease of approximately $192,000 in interest income due to a $13.3 million decrease in the volume of average interest earning assets. The increase in the cost of funds was due to both rate and volume increases in the cost of borrowings of $248,000, not entirely offset by rate and volume decreases in the cost of deposits of $187,000.

     Net interest income decreased by $135,000, to $9.0 million during the first six months of 1997, compared to $9.2 million during the first six months of 1996, primarily due to a $102,000 decrease in interest income and a $33,000 increase in the cost of funds. The average yield on interest earning assets increased to 8.43% during the first half of 1997, compared to 8.31% for the first half of 1996, while the average cost of funds decreased to 5.16% in 1997, from 5.20% in 1996, resulting in an increase in the rate spread to 3.27% in 1997, compared to 3.11% in 1996. The increased yield on interest earning assets added approximately $143,000 to interest income, but an $8.6 million reduction in the volume of interest earning assets reduced interest income by approximately $245,000. The increased volume of borrowings added approximately $444,000 to the cost of funds, while both rate and volume decreases reduced the cost of deposits by approximately $411,000.

PROVISION FOR LOAN LOSSES

     The allowance for losses on loans is established through a provision for losses on loans based on management's evaluation of the risk inherent in its loan portfolio and general economic conditions. Management's evaluation includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and the Company's internal credit review process. The provision for losses on loans has been maintained at $200,000 per quarter for 1997, the same as for 1996. Net chargeoffs to the allowance for losses on loans amounted to $104,000 during the first half of 1997. Net recoveries credited to the allowance for losses on loans amounted to $45,000 during the first half of 1996.

OTHER INCOME

     Other income increased by $204,000, to $1.0 million during the second quarter of 1997, from $816,000 in the second quarter of 1996, primarily due to a $115,000 increase in income from limited partnerships, a $68,000 increase in gains on sales of real estate acquired through foreclosure, and a $69,000 increase in gains on sales of securities. Other income increased by $385,000, to $2.0 million during the first half of 1997, from $1.7 million during the first half of 1996, primarily due to a $476,000 increase in income from limited partnerships, and an $80,000 increase in gains on the sales of securities, but offset by decreases in insurance commissions of $47,000, brokerage commissions of $68,000, and gains on loans sold of $34,000. The increase in income from limited partnerships was due in part to an increase of $9.6 million in investment in limited partnerships from June 30, 1996 to June 30, 1997, and also due to a $298,000 gain on the sale of an investment property by one of the partnerships in 1997.

OPERATING EXPENSES

     Operating expenses decreased by $166,000, to $2.2 million during the second quarter of 1997, from $2.4 million during the second quarter of 1996, primarily as the result of a $151,000 decrease in Federal deposit insurance premiums and a $47,000 decrease in legal expenses, offset by a $43,000, or 3.60% increase in compensation expense. Operating expenses as a percent of average assets decreased to 1.76% in the second quarter of 1997, from 1.87% in 1996. Net non-interest expense as a percent of average assets improved to 0.94% for the second quarter of 1997, from 1.22% for the second quarter of 1996. The Company's efficiency ratio was 41.1% for the second quarter of 1997, compared to 46.0% in 1996.

     Operating expenses decreased by $272,000, to $4.9 million during the first half of 1997, from $5.2 million in the first half of 1996, primarily as the result of a $304,000 decrease in Federal deposit insurance premiums and a $99,000 decrease in legal fees, offset by a $126,000, or 4.37% increase in compensation expense. Operating expenses as a percent of average assets decreased to 1.97% in the first half of 1997, from 2.08% in the first half of 1996. Net non-interest expense as a percent of average assets improved to 1.16% for the first half of 1997, from 1.42% in the first half of 1996. The Company's efficiency ratio was 46.3% for the first half of 1997, compared to 50.0% in 1996.

INCOME TAXES

     During the second quarter of 1997 the Company accrued additional state income taxes due to a change in interstate income allocation factors which had the effect of increasing the Company's effective income tax rate to 34.07% for the quarter and 32.98% for the first half of 1997, compared to 30.75% and 32.66% for the comparable 1996 periods. The Company's effective tax rate is less than statutory rates primarily due to the dividend received deduction and low income housing credits.

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

     The primary investing activity of the Company is the origination and purchase of mortgage loans and the purchase of securities. During the first half of 1997 the Company originated and purchased mortgage loans in the amount of $36.3 million, compared to $41.1 million during the first half of 1996.
Loan repayments of $44.5 million in 1997 compare to $50.3 million in 1996. During the first half of 1997 the Company purchased securities in the amount of $29.1 million, compared to $23.4 million during the first half of 1996. The Company sold $35.2 million of securities during the first half of 1997, compared to $18.5 million during 1996. The Company also invested an additional $3.7 million in 1997, compared to $3.4 million in 1996, in limited partnerships developing residential and commercial properties in Illinois. Net proceeds from the reduction in loans and investments was used primarily to fund a $3.2 million decrease in deposits (primarily due to better rates available to customers in other types of financial instruments and the continuing success of the stock market) and to repay a net $4.9 million in borrowings.

     Federal regulations require a savings institution to maintain an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable deposits and short term borrowings. In addition, short term liquid assets must constitute 1% of net withdrawable deposits and short term borrowings. Management has consistently maintained levels in excess of the regulatory requirement. The Association's average liquidity ratios for the first six months of 1997 and 1996 were 8.1% and 8.1%, respectively. The Association's average short term liquidity ratios for these same periods were 2.9% and 2.1%, respectively.

     The Association is also required to maintain specific amounts of capital pursuant to federal regulations. On April 30, 1997, the Board of Directors of the Association declared a $6.0 million dividend payable to the Company on June 30, 1997. As of June 30, 1997, and after payment of the dividend to the Company, the Association was in compliance with all regulatory capital requirements, with tangible and core capital of 9.2%, and risk-based capital of 15.5%, well above the requirements of 1.5%, 3.0%, and 8.0%, respectively.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Holding Company and the Association are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its annual meeting of shareholders on April 30,1997.
         (b) The names of each director elected at the annual meeting are as follows:

                William A. McCann             Darryl Erlandson

     The names of each director whose term of office continued after the annual meeting are as follows:


                Thaddeus Walczak              Dr. Henry J Urban
                Carole J. Lewis               Louise Czarobski

                Tytus R. Bulicz



     (c) The following matters were voted upon at the annual meeting and the number of votes cast with respect to the matter follows:

         (i) Ratification of the appointment of Crowe, Chizek & Company LLP as the Company's independent auditors for the fiscal year ending December 31, 1997:


        For                  Against                 Abstain
     ---------            ------------             -----------

     2,044,977               15,055                  12,941

     (ii) Approval of the Calumet Bancorp, Inc. 1997 Stock Option Plan:

        For                  Against                 Abstain
     ---------            -------------            ------------
     1,782,414               15,260                  275,299


     (d) None.

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        None

                                 SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



DATE: AUGUST 8, 1997                  CALUMET BANCORP, INC.

                                      /S/THADDEUS WALCZAK
                                      -------------------------
                                      THADDEUS WALCZAK,
                                      CHAIRMAN OF THE BOARD AND
                                      CHIEF EXECUTIVE OFFICER
DATE: AUGUST 8, 1997                  /S/JOHN GARLANGER
                                      -------------------------
                                      JOHN GARLANGER,
                                      CHIEF FINANCIAL OFFICER