Form 10-Q
period 1997-09-30
CALUMET BANCORP INC /DE
filed 1997-11-07
CIK 879694

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q

     (Mark one)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

                                (708) 841-9010
             (Registrant's telephone number, including area code)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
     subject to such filing requirements for the past 90 days.   Yes X  No
                                                                     -     -

     As of November 3, 1997, the Company has 3,166,569 (split adjusted) shares of $0.01 par value common stock issued and outstanding.

                        PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS                                    PAGE NO.

            Consolidated Statements of Financial Condition
            as of September 30, 1997 and December 31, 1996               3

            Consolidated Statements of Income
            for the three months ended September 30, 1997 and 1996,
            and for the nine months ended September 30, 1997 and 1996    4

            Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1997 and 1996        5

            Consolidated Statements of Stockholders' Equity
            for the nine months ended September 30, 1997 and 1996        7

            Notes to Consolidated Financial Statements                   8

     ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                       9


                         PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                          15

     ITEM 2 - CHANGES IN SECURITIES                                      15

     ITEM 3 - DEFAULT UPON SENIOR SECURITIES                             15

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        15

     ITEM 5 - OTHER INFORMATION                                          15

     ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                          15

     SIGNATURE PAGE                                                      16


CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands)                                                               September 30,           December 31,
                                                                                            1997                1996
ASSETS:                                                                              ------------------------------------
  Cash                                                                                   $  2,373            $  3,021
  Interest bearing deposits                                                                   691               6,154
                                                                                     ------------------------------------
CASH AND CASH EQUIVALENTS                                                                   3,064               9,175
  Securities available-for-sale                                                            47,376              57,362
  Securities held-to-maturity                                                              20,136              27,970
  Loans receivable, net                                                                   380,208             381,200
  Investment in limited partnerships                                                       26,692              24,458
  Real estate held for sale acquired through foreclosure                                    2,637               1,665
  Office properties and equipment, net                                                      4,230               4,320
  Other assets                                                                              4,003               4,067
                                                                                     ------------------------------------
     TOTAL ASSETS                                                                        $488,346            $510,217
                                                                                     ====================================
LIABILITIES:
  Deposits                                                                               $345,569            $357,330
  Federal Home Loan Bank advances and other borrowings                                     53,160              59,850
  Advance payments by borrowers for taxes and insurance                                     2,108               3,124
  Income taxes                                                                              1,106                 742
  Other liabilities                                                                         7,213               7,407
                                                                                     ------------------------------------
     TOTAL LIABILITIES                                                                    409,156             428,453

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares authorized                                  -                   -
  Common stock, $.01 par value, 4,200,000 shares authorized
     3,615,841 (1997) and 3,614,341 (1996) shares issued                                       36                  36
  Additional paid-in capital                                                               35,189              35,090
  Unrealized gains on securities available for sale,
     net of income tax expense of $452 and $149                                               762                 239
  Retained earnings - substantially restricted                                             54,316              73,817
  Unearned ESOP shares                                                                       (424)               (849)
  Stock held for management recognition plan                                                  (34)               (137)
  Treasury stock (449,645 shares (1997); 1,237,313 shares (1996))                         (10,655)            (26,432)
                                                                                     ------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                            79,190              81,764
                                                                                     ------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $488,346            $510,217
                                                                                     ====================================


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)  (Unaudited)     (Unaudited)
                                        Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                        --------------------------------------
                                           1997      1996     1997     1996
                                        --------------------------------------
INTEREST AND DIVIDEND INCOME:
  Loans                                   $8,582    $8,076   $25,421  $24,552
  Securities and deposits                  1,175     1,540     3,868    4,698
                                        --------------------------------------
  Total interest and dividend income       9,757     9,616    29,289   29,250
INTEREST EXPENSE:
  Deposits                                 4,493     4,606    13,225   13,749
  Federal Home Loan Bank advances
    and other borrowings                     837       621     2,615    1,955
                                        --------------------------------------
  Total interest expense                   5,330     5,227    15,840   15,704
                                        --------------------------------------
NET INTEREST INCOME                        4,427     4,389    13,449   13,546
  Provision for losses on loans              200       200       600      600
  Net interest income after provision   --------------------------------------
    for losses on loans                    4,227     4,189    12,849   12,946
OTHER INCOME:
  Gain on loans sold                          55        77       126      182
  Gain (loss) on sales of real estate         16       (62)       54       (4)
  Gain (loss) on sales of securities         (59)      (15)       41        5
  Income from limited partnerships           218       174     1,748    1,228
  Insurance commissions                       62        29       125      139
  Other                                      204       438       437      741
                                        --------------------------------------
  Total other income                         496       641     2,531    2,291
OTHER EXPENSES:
  Compensation and benefits                1,242     1,179     4,254    4,065
  Office occupancy and equipment             331       319       945      966
  Federal insurance premiums                  55       212       174      635
  FDIC special assessment for SAIF             -     2,316         -    2,316
  Advertising and promotion                   99       109       235      230
  Data processing                            133       107       386      328
  Other                                      387       430     1,186    1,337
                                        --------------------------------------
  Total other expenses                     2,247     4,672     7,180    9,877
                                        --------------------------------------
  Income before income taxes               2,476       158     8,200    5,360
  Income taxes                               800       (49)    2,688    1,650
                                        --------------------------------------
NET INCOME                                $1,676      $207    $5,512   $3,710
                                        ======================================

EARNINGS PER SHARE                         $0.49     $0.05     $1.57    $0.92
                                        ======================================


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)                                                             (Unaudited)
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           ------------------------------
                                                                               1997               1996
                                                                           ------------------------------
OPERATING ACTIVITIES:
  Net income                                                                 $5,512              $3,710
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for losses on loans                                               600                 600
    Provision for depreciation                                                  259                 241
    Amortization of deferred loan and commitment fees                          (638)               (769)
    Amortization and accretion of premiums and discounts                        157                 180
    Amortization and allocation of stock based benefits                         528                 526
    Gain on sales of securities available-for-sale                              (41)                 (5)
    Equity in income from limited partnerships                               (1,748)             (1,228)
    Net (gain) loss  on sale of real estate                                     (54)                  4
    Originations of loans held for sale                                      (5,363)             (5,031)
    Gain on loans sold                                                         (126)                (77)
    Proceeds from loans sold                                                  5,489               5,108
   ( Increase) decrease in interest receivable                                 (272)                184
    Decrease in interest payable                                                (71)                (45)
    Change in operating assets and liabilities:
      Decrease in other assets                                                  336                 364
      Increase (decrease) in income taxes payable                               145                (373)
      Increase (decrease) in other liabilities                                 (123)              3,145
                                                                           ------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     4,590               6,534

INVESTING ACTIVITIES:
  Securities available-for-sale:
    Purchases                                                               (40,733)            (26,600)
    Proceeds from sale                                                       48,892              32,888
    Repayments and maturities                                                 2,693               3,397
  Securities held-to-maturity:
    Purchases                                                                   (10)                  0
    Repayments and maturities                                                 7,688               4,138
  Principal and fees collected on loans                                      68,463              67,180
  Loans originated                                                          (67,081)            (58,516)
  Loans purchased                                                            (1,642)             (3,567)
  Investments in limited partnerships                                        (3,732)             (3,387)
  Return of investment in limited partnerships                                3,246               2,387
  Proceeds from sales of real estate                                            372                 289
  Purchases of office property and equipment                                   (169)               (265)
                                                                           ------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                    17,987              17,944

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
 (Dollars in thousands)                                                             (Unaudited)
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                          -------------------------------
                                                                              1997               1996
                                                                          -------------------------------
FINANCING ACTIVITIES:
  Net increase (decrease) in demand and passbook accounts                   ($3,896)             $1,145
  Net increase (decrease) in certificates of deposit                         (7,865)              4,238
  Proceeds of Federal Home Loan Bank advances
     and other borrowings                                                    58,385              41,675
  Repayment of Federal Home Loan Bank advances
     and other borrowings                                                   (65,075)            (59,965)
  Net decrease in advance payments by
    borrowers for taxes and insurance                                        (1,016)             (1,224)
  Net proceeds from exercise of stock options                                    15                 251
  Purchase of treasury stock                                                 (9,236)             (8,687)
                                                                          -------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                       (28,688)            (22,567)
                                                                          -------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (6,111)              1,911
  Cash and cash equivalents at beginning of period                            9,175               8,657
                                                                          -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $3,064             $10,568
                                                                          -------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest on deposits                      $13,268             $13,722
  Cash paid during the period for interest on notes payable                   2,643               2,027
                                                                          -------------------------------
                                                                            $15,911             $15,749
                                                                          ===============================

  Cash paid during the period for income taxes                               $2,147              $2,375
                                                                          ===============================
  Noncash transactions:
    Loans to facilitate sales of real estate owned                              $88                $685
    Loans transferred to real estate owned                                    1,378                 436


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (Dollars in thousands)                                                        (Unaudited)
                                                                            Nine Months Ended
                                                                              September 30,
                                                                        --------------------------
                                                                            1997         1996
                                                                        --------------------------
COMMON STOCK:
   Beginning and end of period                                             $    36      $    36
                                                                        --------------------------
ADDITIONAL PAID-IN CAPITAL:
   Beginning of period                                                      35,090       34,665
   Proceeds of option stock issued                                              15          251
   Tax benefits of MRP/option deductions                                        84          155
                                                                        --------------------------
   End of period                                                            35,189       35,071
                                                                        --------------------------
UNREALIZED GAINS ON SECURITIES AVAILABLE FOR SALE:
   Beginning of period, net of income tax expense
     of $149 and  $217                                                         239          423
   Change in unrealized gains, net of income tax
     (expense) benefit of ($303) and $243                                      523         (482)
                                                                        --------------------------
   End of period                                                               762          (59)
                                                                        --------------------------
RETAINED EARNINGS:
   Beginning of period                                                      73,817       68,418
   Net income                                                                5,512        3,710
   Common stock split from treasury stock                                  (25,013)           -
                                                                        --------------------------
   End of period                                                            54,316       72,128
                                                                        --------------------------
LESS UNEARNED ESOP SHARES:
   Beginning of period                                                        (849)      (1,414)
   Shares to be released                                                       425          424
                                                                        --------------------------
   End of period                                                              (424)        (990)
                                                                        --------------------------
LESS STOCK HELD FOR MRP:
   Beginning of period                                                        (137)        (273)
   Amortization                                                                103          102
                                                                        --------------------------
   End of period                                                               (34)        (171)
                                                                        --------------------------
LESS TREASURY STOCK:
   Beginning of period                                                     (26,432)     (17,745)
   Purchases                                                                (9,236)      (8,687)
   Common stock split from treasury stock                                   25,013            -
                                                                        --------------------------
   End of period                                                           (10,655)     (26,432)
                                                                        --------------------------

TOTAL STOCKHOLDERS' EQUITY                                                 $79,190      $79,583
                                                                        ==========================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months and the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain 1996 amounts have been reclassified to conform to the 1997 presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Calumet Bancorp, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - EARNINGS PER SHARE

     On October 21, 1997 the Board of Directors of Calumet Bancorp declared a three-for-two stock split, in the form of a 50% common stock dividend, to be distributed on November 17, 1997 to stockholders of record on November 3, 1997. All share and per share data have been adjusted to reflect the effect of the three-for-two split in the September 30, 1997 financial statements, and all prior periods presented.

     Earnings per share of common stock outstanding for the three months and the nine months ended September 30, 1997 and 1996, respectively, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume the exercise of stock options and use of proceeds to purchase Treasury Stock at the average market price for the period. The weighted average number of shares of common stock and common stock equivalents outstanding used for this calculation were 3,417,244 and 3,778,116 for the three months ended September 30, 1997 and 1996, and 3,512,129 and 4,015,166 for
the nine months ended September 30, 1997 and 1996, respectively.   The average
number of uncommitted (unearned) shares held for the Company's Employee Stock Ownership Plan ("ESOP") and included in the weighted average shares outstanding for these same periods were 74,261, 159,132, 95,479 and 180,350, respectively. Shares committed to be released to the ESOP are expensed during the period based on original cost.

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

NOTE C - COMMITMENTS AND CONTINGENCIES

     At September 30, 1997, the Company had approved loan commitments totalling $10.3 million to originate loans, $3.5 million to purchase loans, $2.3 million to sell loans, $7.0 million in undisbursed loans-in-process, $15.2 million in unused lines of credit, and $10.6 million in credit enhancement arrangements. Commitments to fund loans and those under credit enhancement arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies.

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

     The Company's business activities currently consist of investment in equity securities, participation as a limited partner in real estate investment and loan servicing partnerships, and operation of the Association. The Association's principal business consists of attracting deposits from the public and investing these deposits, together with funds generated from operations and borrowings, primarily in residential mortgage loans. The Association's deposit accounts are insured to the maximum allowable by the Federal Deposit Insurance Corporation (FDIC).

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

FINANCIAL CONDITION

     Total assets decreased $21.8 million, or 4.3%, to $488.3 million at September 30, 1997, from $510.2 million at December 31, 1996. Net loans receivable decreased $1.0 million, or 0.26%, to $380.2 million at September 30, 1997, from $381.2 million at December 31, 1996, with originations and purchases of $68.8 million during the first nine months of 1997.

     The Company's lending activities have been concentrated primarily in residential real estate secured by first liens. At September 30, 1997, approximately 57.9% of the Company's mortgage loans were secured by one-to-four family residential properties, 12.4% by multifamily income producing properties, and 29.7% by commercial properties and land. At December 31, 1996, these concentrations were 57.1%, 14.3%, and 28.6%, respectively. At September 30, 1997, the Company's mortgage loan portfolio was geographically distributed primarily in Illinois (34.0%), Colorado (24.8%), Idaho (20.3%), and New Mexico (14.1%). At December 31, 1996, these distributions were 35.0%, 26.4%, 18.5%, and 13.7%, respectively.

     Deposits decreased $11.8 million, or 3.3%, to $345.6 million at September 30, 1997, from $357.3 million at December 31, 1996. Funds generated from operations and asset reductions were used to pay down Federal Home Loan Bank advances as they became due, reducing advances by $6.7 million, or 11.2%, to $53.2 million at September 30, 1997, from $59.9 million at December 31, 1996.

     Stockholders' equity decreased $2.6 million, or 3.2%, to $79.2 million at September 30, 1997, from $81.8 million at December 31, 1996. The decrease came primarily from treasury stock purchases of $9.2 million, offset by earnings of $5.5 million, $612,000 in credits from employee benefit plans, and $523,000 in net unrealized gains on securities. During the first nine months of 1997 the Company repurchased 401,596 shares of its stock at an average price of $23.00 per share. The Company has

3,166,196 shares of common stock (including 63,653 unearned ESOP shares) outstanding on September 30, 1997, with a book value of $25.01 per share.

ASSET QUALITY

     The allowance for losses on loans increased to 1.57% of net loans receivable at September 30, 1997, from 1.48% of net loans receivable at December 31, 1996. Nonperforming loans to net loans receivable decreased to 0.93% at September 30, 1997, from 1.66% at December 31, 1996 , while nonperforming assets to total assets decreased to 1.27% at September 30, 1997, from 1.57% at December 31, 1996. The allowance for losses on loans amounted to 168.50% of nonperforming loans at September 30, 1997, increased from 88.89% at December 31, 1996. The significant decrease in nonperforming loans at September 30, 1997, was due to the recent improvement in several large loans which have had periodic performance problems in recent years.

RESULTS OF OPERATIONS

     The Company reported net income of $1.7 million for the third quarter of 1997, compared to $207,000 for the third quarter of 1996. During the third quarter of 1996 the Company provided $2.3 million to pay the FDIC special assessment to recapitalize the SAIF pursuant to the legislation signed by President Clinton on September 30, 1996. Without the special assessment, earnings would have been $1.7 million for the third quarter of 1996, approximately the same as 1997. Net income for the nine months ended September 30, 1997 was $5.5 million, compared to $3.7 million for the nine months ended September 30, 1996, or approximately $5.2 million without the special assessment.

     Earnings per share of common stock for the third quarter of 1997 was $0.49, compared to $0.05 for the third quarter of 1996.

     The FDIC special assessment, net of income tax benefit, reduced earnings by $0.40 per share for the third quarter of 1996. Earnings per share increased to $1.57 for the first nine months of 1997, from $0.92 for the first nine months of 1996. The FDIC special assessment reduced earnings per share by $0.38 for the nine months ended September 30,1996

     Return on average assets increased to 1.36% for the third quarter of 1997, from 0.17% (1.38% adjusted) for the same quarter last year. Return on average stockholders' equity for the third quarter of 1997 was 8.66%, compared to 1.04% (8.55% adjusted) for the same quarter last year. Return on average assets increased to 1.48% for the first nine months of 1997, from 0.99% (1.41% adjusted) in the first nine months of 1996. Return on average stockholders' equity for the first nine months of 1997 was 9.44%, compared to 5.99% (8.55% adjusted) in 1996.

NET INTEREST INCOME

     Net interest income was $4.4 million for the third quarter of both 1997 and 1996. The net interest margin for the third quarter of 1997 increased to 3.89%, compared to 3.76% for the third quarter of 1996. The average yield on interest earning assets increased to 8.58% during the third quarter of 1997, from 8.24% in 1996, while the average cost of funds increased to 5.30%, from 5.24% for these same periods, resulting in an increase in the rate spread to 3.28% in 1997, from 3.00% in 1996.

     The increase in the rate on interest earning assets resulted in an increase of approximately $260,000 in interest income, but was offset by a decrease of approximately $119,000 in interest income due to a $12.0 million decrease in the volume of average interest earning assets. The increase in the cost of funds was due to both rate and volume increases of approximately $37,000 and $66,000, respectively.

     Net interest income was $13.5 million during the first nine months of both 1997 and 1996. The net interest margin for the first nine months of 1997 increased to 3.89%, from 3.84% for the first nine months of 1996. The average yield on interest earning assets increased to 8.48% during the first nine months of 1997, compared to 8.29% for the first nine months of 1996, while the average cost of funds remained at 5.21% for both 1997 and 1996, resulting in an increase in the rate spread to 3.27%, compared to 3.08% last year.

     The increased yield on interest earning assets added approximately $386,000 to interest income, but a $9.7 million reduction in the volume of interest earning assets reduced interest income by approximately $347,000. The increased volume of borrowings added approximately $681,000 to the cost of funds, while rate reduced the cost of borrowings by $21,000, and both rate and volume decreases reduced the cost of deposits by approximately $524,000.

PROVISION FOR LOAN LOSSES

     The allowance for losses on loans is established through a provision for losses on loans based on management's evaluation of the risk inherent in its loan portfolio and general economic conditions. Management's evaluation includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and the Company's internal credit review process. The provision for losses on loans has been maintained at $200,000 per quarter for 1997 and 1996. Chargeoffs of $301,000 for 1997 compare to chargeoffs of $73,000 during 1996. Chargeoffs were partially offset by recoveries of $46,000 during the first nine months of 1997, while recoveries of $73,000 completely offset chargeoffs in 1996.

OTHER INCOME

     Other income decreased $145,000, to $496,000 during the third quarter of 1997, from $641,000 in the third quarter of 1996, primarily due to a $250,000 one time release fee credited to miscellaneous income in 1996, offset in part by a $78,000 change from losses to gains on sales of real estate acquired through foreclosure. Other income increased $240,000, to $2.5 million during the first nine months of 1997, from $2.3 million during the first nine months of 1996, primarily due to a $520,000 increase in income from limited partnerships, a $58,000 reversal from losses to gains on sales of real estate acquired through foreclosure, and a $36,000 increase in gains on sales of securities, offset in part by the one time release fee of $250,000 credited to miscellaneous income in 1996. Gain on loans sold decreased $56,000, to $126,000 in the first nine months of 1997, from $182,000 in the first nine months of 1996, primarily due to a decrease in loans sold in the secondary market.

     The $520,000 increase in income from limited partnerships was primarily the result of a $523,000 increase in mortgage loan servicing income and a $312,000 gain on the sale of a residential rental property, which was offset by a $186,000 decrease in income from residential construction and sale and a $179,000 settlement of litigation to facilitate the sale of a 288 unit residential rental property. That property was under contract for sale and scheduled to close in the fourth quarter of 1997. Under the terms of the contract the Company would have recovered approximately $1.8 million previously written off and an additional $1.5 million in gain on sale. However, certain terms of the contract were not met and the contract has been terminated. The partnership is currently negotiating for the sale of the property with other potential purchasers.

OPERATING EXPENSES

     Operating expenses decreased $2.4 million, to $2.2 million during the third quarter of 1997, from $4.7 million during the third quarter of 1996, primarily as the result of the $2.3 million FDIC special assessment in 1996. A reduction in the rate assessed for Federal insurance of accounts also reduced the premium by $157,000, to $55,000 in the third quarter of 1997, from $212,000 in the third quarter of 1996. Compensation expense increased $63,000, or 5.34% for the third quarter of 1997, compared to the third quarter of 1996. Legal expense decreased $51,000, to $28,000 in the third quarter of 1997, from $79,000 in the third quarter of 1996. Operating expenses as a percent of average assets decreased to 1.82% in the third quarter of 1997, from 3.78% (1.90% without the FDIC special assessment) in 1996. The Company's efficiency ratio was 47.6% for the third quarter of 1997, compared to 48.8% (adjusted) in 1996.

     Operating expenses decreased $2.7 million, to $7.2 million during the first nine months of 1997, from $9.9 million in the first nine months of 1996, primarily due to the $2.3 million FDIC special assessment. A reduction in the rate assessed for Federal insurance of accounts also reduced the premium by $461,000, to $174,000 in 1997, from $635,000 in 1996. Compensation expense increased $189,000, or 4.65% for 1997, compared to 1996. Legal expense decreased $150,000, to $54,000 in 1997, compared to $204,000 in 1996.
Operating expenses as a percent of average assets decreased to 1.92% in the first nine months of 1997, from 2.64% in the first nine months of 1996 (2.02% without the FDIC special assessment). The Company's efficiency ratio was 46.7% for the first nine months of 1996, compared to 49.6% (adjusted) in 1996.

INCOME TAXES
     During the third quarter of 1997 the Company's effective income tax rate was 32.3%, benefiting from the dividends received deduction and low income housing credits. During the third quarter of 1996 the Company accrued low income housing tax credits in the amount of $62,000, and a dividends received deduction in the amount of $136,000, which resulted in a net income tax benefit for the quarter. For the first nine months of 1997 and 1996 the effective income tax rates of 32.8% and 30.8%, respectively, reflect the benefits of both low income housing tax credits and the dividends received deduction.

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

     The primary investing activity of the Company is the origination and purchase of mortgage loans and the purchase of securities. During the first nine months of 1997 the Company originated and purchased mortgage loans in the amount of $68.8 million, compared to $62.1 million during the first nine months of 1996. Loan repayments of $68.2 million in 1997 compare to $67.2 million in 1996. During the first nine months of 1997 the Company purchased securities in the amount of $40.7 million, compared to $26.6 million during the first nine months of 1996. The Company sold $48.9 million of securities during the first nine months of 1997, compared to $32.9 million during 1996. The Company also invested an additional $3.7 million in 1997 in limited partnerships developing residential and commercial properties in Illinois, compared to $3.4 million in 1996. Net proceeds from the reduction in loans and investments was used primarily to fund a $11.8 million decrease in deposits (primarily due to better rates available to customers in other types of financial instruments and the continuing success of the stock market) and to repay a net $6.7 million in borrowings.

     Federal regulations require a savings institution to maintain an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable deposits and short term borrowings. In addition, short term liquid assets must constitute 1% of net withdrawable deposits and short term borrowings. Management has consistently maintained levels in excess of the regulatory requirement. The Association's average liquidity ratios for the first nine months of 1997 and 1996 were 8.5% and 7.9%, respectively. The Association's average short term liquidity ratios for these same periods were 2.9% and 2.1%, respectively.

     The Association is also required to maintain specific amounts of capital pursuant to federal regulations. As of September 30, 1997, the Association was in compliance with all regulatory capital requirements, with tangible and core capital of 9.9%, and risk-based capital of 16.2%, well above the requirements of 1.5%, 3.0%, and 8.0%, respectively.

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

ITEM 5.  OTHER INFORMATION

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       On October 22, 1997, the Company filed Form 8-K to report that on October 21, 1997 the Company declared a three-for-two stock split in the form of a 50% stock dividend on its common stock, payable November 17, 1997 to stockholders of record on November 3, 1997. Cash will be distributed in lieu of fractional shares.

                                  SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


DATE: NOVEMBER 3, 1997                        CALUMET BANCORP, INC.

                                       /S/THADDEUS WALCZAK
                                       -------------------------
                                       THADDEUS WALCZAK,
                                       CHAIRMAN OF THE BOARD AND
                                       CHIEF EXECUTIVE OFFICER

DATE: NOVEMBER 3, 1997                 /S/JOHN GARLANGER
                                       -------------------------
                                       JOHN GARLANGER,
                                       CHIEF FINANCIAL OFFICER