Form 10-K405
period 1997-12-31
CALUMET BANCORP INC /DE
filed 1998-03-27
CIK 879694

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1997     COMMISSION FILE NUMBER 0-19829

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1998 there were issued and outstanding 3,141,497 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the NASDAQ/NMS on March 1, 1998 was $117,806,138. Solely for purposes of this calculation, all directors and executive officers of the registrant are considered non-affiliates of the registrant.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on April 29, 1998 are incorporated by reference into
Part III hereof.

PART I

ITEM 1. DESCRIPTION OF BUSINESS     (Dollar amounts in thousands, except per
share data)

THE COMPANY

Calumet Bancorp, Inc. (the "Company"), a Delaware corporation, was organized on September 20, 1991, to acquire all of the capital stock issued by Calumet Federal Savings and Loan Association of Chicago (the "Association") upon its conversion from the mutual to stock form of ownership. On February 20, 1992, the Company sold 2,357,500 shares of its common stock to depositors and employees of the Association. Total proceeds from the conversion in the amount of $33.9 million was recorded as common stock and additional paid-in capital. The Company used $14.8 million of the proceeds to acquire all of the capital stock of the Association.

The Company's principal business activity is the operation of its thrift subsidiary, and consists of attracting deposits from the public and investing those deposits, together with funds generated from operations and borrowings, primarily in residential mortgage loans. The Association operates five financial services offices -- Dolton, Lansing, Sauk Village and two in southeastern Chicago. The Association's deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (FDIC). The Company also invests in equity securities and in various limited partnerships which have invested in residential development, residential and commercial rental properties, and mortgage loan servicing.

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

The Company's operating results are also affected to a lesser extent by loan and commitment fees, customer service charges, and by the sale of insurance, mutual funds and annuities through its third tier subsidiaries. Operating expenses of the Company are primarily employee compensation and benefits, office occupancy and equipment costs, federal deposit insurance premiums, advertising and promotion costs, data processing and other administrative expenses. The Company employs a total of 135 full time equivalent employees as of December 31, 1997, and management considers its relationship with employees excellent.

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

The Company is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (OTS), as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision establish a comprehensive framework of activities in which the Company can engage and is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress, could have a material impact on the Company and its operations.

ITEM 2. PROPERTIES (Dollar amounts in thousands)

The following table sets forth information regarding the Company's administrative, main and branch offices:

                                                                             Percent of    Net Book
                                                                      Year      Total      Value at
Properties:                                                          Opened   Deposits     12/31/97
                                                                     ------------------------------
Administrative Office
1350 East  Sibley Boulevard, Dolton, Illinois 60419                   1976     43.42%     $ 1,175
Main Office
8905 South Commercial Averue, Chicago, Illinois 60617                 1910     12.38%         245
Branch Offices
3501 East 106th Street, Chicago, Illinois 60617                       1979     21.39%         786
2600 Sauk Trail, Sauk Village, Illinois 60411                         1978      5.59%         159
17150 South Torrence Avenue, Lansing, Illinois 60438                  1985     17.22%       1,108
Other fixed assets                                                                            995
                                                                              -------------------
Total                                                                         100.00%     $ 4,468
                                                                              ===================


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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Calumet Bancorp, Inc.'s common stock is traded on the NASDAQ National Market System under the symbol "CBCI". As of March 1, 1998, the Company has 344 stockholders of record (not including approximately 900 persons or entities holding stock in nominee or street name through various brokerage firms) and 3,141,497 shares of common stock outstanding.

On October 21, 1997 the Board of Directors declared a three-for-two common stock split, in the form of a 50% common stock dividend, which was distributed on November 17, 1997 to stockholders of record on November 3, 1997. A total of 1,055,451 shares of common stock were distributed from Treasury stock previously purchased under the Company's share repurchase program. The Board of Directors believes that the stock split and resulting reduction in the market price per share of the common stock should result in the broadening of public interest in the Company's common stock, increase in the number of stockholders of the Company, and greater availability of shares for purchase and sale. The improved and broadened market for Company shares should benefit
stockholders, the general investing public, and the Company.   All share and
per share data presented  has been adjusted for the split.

During 1997 the Company repurchased 426,597 split adjusted shares of its common stock, at an average cost of $23.50, continuing a share repurchase program begun in 1992. The Company has repurchased a total of 2,282,566 split adjusted shares of its common stock for $36.5 million, or an average cost of $15.97 per
share.   The repurchase of the Company's shares at a significant discount to book value enhanced shareholder value by having the effect of increasing earnings per share and book value per share for the remaining shares outstanding. At December 31, 1997, the Company had 3,141,497 shares of common stock outstanding with a book value of $25.98 per share. The closing price of the stock on December 31, 1997, was $33.25 per share, or 128% of book value.

The Company has never paid a cash dividend, and does not anticipate paying a cash dividend in 1998. The following table sets forth the reported high, low and closing prices per share (restated for the stock split) of the Company's common stock in 1997 and 1996:


                                             High       Low      Close
1997                                       ----------------------------
 First quarter                             $24.83    $21.67    $23.75
 Second quarter                             26.50     22.83     25.33
 Third quarter                              31.58     24.83     30.83
 Fourth quarter                             34.63     31.00     33.25
1996
 First quarter                             $19.00    $18.33    $18.50
 Second quarter                             19.00     18.33     18.67
 Third quarter                              19.17     18.50     18.92
 Fourth quarter                             22.67     18.83     22.17


ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included at Item
8. "Financial Statements and Supplementary Data."


Five Year Financial Summary                                     At and for the year ended December 31,
                                                 ==========================================================
(Dollars in thousands, except per share data)       1997        1996        1995        1994        1993
                                                 ==========================================================
Statement of Operations Data:
  Interest income                                $   39,000  $   38,919  $   38,761  $   36,609  $   34,750
  Interest expense                                   21,027      21,054      20,177      16,621      15,545
                                                 ----------------------------------------------------------
  Net interest income                                17,973      17,865      18,584      19,988      19,205
  Provision for losses on loans                         700         800         800         800         800
                                                 ----------------------------------------------------------
  Net interest income after provision
    for losses on loans                              17,273      17,065      17,784      19,188      18,405
  Other income                                        4,238       2,992         972       2,593       5,821
  Other expenses                                      9,536      12,231       9,931      10,340      10,302
  Income taxes                                        3,988       2,427       2,860       4,022       4,892
                                                 ----------------------------------------------------------
  Income before cumulative effect of
    change in accounting principle                    7,987       5,399       5,965       7,419       9,032
  Cumulative effect on prior years of
    change in accounting principle                        -           -           -           -       1,500
                                                 ----------------------------------------------------------
  Net Income                                     $    7,987  $    5,399  $    5,965  $    7,419  $   10,532
                                                 ==========================================================
  Weighted average shares outstanding (1)         3,244,500   3,748,353   4,150,560   4,276,944   4,673,813
  Basic earnings per share (1)                   $     2.46  $     1.44  $     1.44  $     1.73  $     2.25
  Wtd. average diluted shares outstanding (1)     3,488,061   3,955,899   4,352,501   4,497,887   4,902,080
  Diluted earnings per share (1)                 $     2.29  $     1.36  $     1.37  $     1.65  $     2.15
OTHER DATA (2):
  Return on average assets                             1.61%       1.08%       1.19%       1.48%       2.24%
  Return on average equity                            10.20%       6.56%       7.20%       9.61%      14.02%
  Average equity to average assets                    15.80%      16.42%      16.60%      15.36%      15.95%
  Interest rate spread (3)                             3.29%       3.05%       3.21%       3.68%       3.57%
  Net interest margin (4)                              3.92%       3.79%       3.94%       4.21%       4.22%
  Non-interest income to average assets                0.86%       0.60%       0.19%       0.52%       1.24%
  Non-interest expense to average assets               1.93%       2.44%       1.98%       2.06%       2.19%
  Net charge-offs to average loans                     0.07%       0.01%       0.10%       0.35%       0.11%

STATEMENT OF FINANCIAL CONDITION DATA:
  Total assets                                   $  486,626  $  510,217  $  509,528  $  504,026  $  522,040
  Total loans, net                                  376,988     381,200     372,946     358,187     325,389
  Securities available-for-sale (5)                  46,967      57,362      68,153      73,491      64,448
  Securities held-to-maturity                        18,768      27,970      32,620      31,058      77,713
  Cash and interest-bearing deposits                  8,283       9,175       8,657       9,350      27,182
  Investment in limited partnerships                 24,645      24,458      16,226      16,911      14,020
  Deposits                                       $  348,461  $  357,330  $  359,251  $  344,160  $  406,408
  Borrowings                                         45,060      59,850      55,140      70,335      28,598
  Stockholders' equity                               81,614      81,764      84,110      78,286      77,041
  Common shares outstanding                       3,141,497   3,565,542   4,009,317   4,187,448   4,470,215
  Book value per share                           $    25.98  $    22.93  $    20.98  $    18.69  $    17.24


  Allowance for losses on loans to total loans         1.54%       1.42%       1.24%       1.18%       1.42%
  Nonperforming loans to total loans                   1.39%       1.60%       1.46%       1.27%       1.32%
  Nonperforming assets to total assets (6)             1.64%       1.57%       1.62%       1.36%       1.65%
  Number ofdeposit accounts                          37,424      38,206      37,567      36,763      38,615



(1) All per share data has been adjusted for 3 for 2 stock split on November 17,1997.
(2) All ratios are based on average monthly balances during the respective periods.
(3) Computed as the difference between average yield on interest earning assets and average cost of interest bearing funds.
(4) Net interest income divided by average interest earning assets.
(5) Accounted for at lower-of-cost-or-market prior to 1994, at fair value since 1994.
(6) Nonperforming assets are defined as nonaccrual loans plus real estate owned acquired through foreclosure.

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

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1 - Description of Business that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in 1998 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Association's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies,and the United States Government; limited partnership activities; federal and state legislation, regulation and supervision of the Association and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Association's ability to pay dividends to the Company.

FINANCIAL CONDITION

As of December 31, 1997, total assets decreased $23.6 million, or 4.6%, to $486.6 million, from $510.2 million at December 31, 1996. Net loans receivable decreased $4.2 million, or 1.1%, to $377.0 million at December 31, 1997, from $381.2 million at December 31, 1996. Investments in securities decreased $19.6 million, or 23.0%, to $65.7 million at December 31, 1997, from $85.3 million at December 31, 1996, with proceeds from repayment and sales of securities used primarily to pay net deposit withdrawals of $8.9 million and to repay $14.8 million in borrowings.

As of December 31, 1996, total assets increased $689, to $510.2 million, from $509.5 million at December 31, 1995. An increase of $8.3 million, or 2.2%, in net loans receivable, to $381.2 million at December 31, 1996, from $372.9 million at December 31, 1995, and an increase of $8.2 million, or 50.7% in investment in limited partnerships, to $24.5 million at December 31, 1996, from $16.2 million at December 31, 1995, were funded primarily through sales and maturities of securities, which decreased $15.4 million, or 15.3%, to $85.3 million at December 31, 1996, from $100.8 million at December 31, 1995.

Deposits decreased $8.9 million, or 2.5%, to $348.5 million at December 31, 1997, from $357.3 million at December 31, 1996, while advances from the Federal Home Loan Bank of Chicago decreased $14.8 million, or 24.7%, to $45.1 million at December 31, 1997, from $59.9 million at December 31, 1996. The intensity of competition for deposit funds in the south Chicago and suburban market, not only from other depository institutions, but from insurance companies, mutual funds and the stock market, has grown significantly during 1997, and shows no sign of abatement in 1998. The result will be increased pressure on the cost of funds.

Deposits decreased $1.9 million, or 0.5%, to $357.3 million at December 31, 1996, from $359.2 million at December 31, 1995, while advances from the Federal Home Loan Bank of Chicago increased $4.7 million, or 8.5%, to $59.9 million at December 31, 1996, from $55.1 million at December 31, 1995.

Stockholders' equity decreased $150, or 0.2%, to $81.6 million at December 31, 1997, from $81.8 million at December 31, 1996, primarily as the result of $8.0 million in earnings for 1997, reduced by $10.0 million in Treasury stock purchases, and increased by $1.1 million of net unrealized gains on securities available for sale. The exercise of options added $37 to stockholders' equity and amortization and allocation of stock based benefits another $793.

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

The Company's stock repurchase program in 1997 and 1996 enhanced shareholder value by increasing earnings per share and book value per share through the repurchase of shares at a significant discount to book value. During 1997 the Company repurchased 426,597 split adjusted shares of its common stock at an average cost of $23.50. The closing price of the Company's common stock on December 31, 1997, was $33.25, or 128% of its book value of $25.98 per share. During 1996 the Company repurchased 466,229 split adjusted shares of its common stock at an average cost of $18.63. The closing price of the Company's common stock on December 31, 1996, was $22.17, or 96.7% of its book value of $22.93 per share.

LENDING

The Company's lending activities have been concentrated primarily in residential real property secured by first liens on such property. At December 31, 1997, approximately 58.7% of the Company's mortgage loans are secured by one-to-four family dwellings, 12.4% by multifamily income producing properties, and 28.9% by commercial real estate properties and land. This compares to 57.1%, 14.3%, and 28.6%, respectively, at December 31, 1996.

During 1997 the Company invested $94.9 million in the origination and purchase of primarily mortgage loans. Loan fees and repayments of $97.9 million exceeded originations and purchases by $3.0 million, with decreases in the portfolio coming primarily in multifamily residential mortgage loans. During 1996 the Company invested $86.7 million in the origination and purchase of primarily mortgage loans, which exceeded loan fees and repayments of $79.0 million by $7.7 million, with increases in the portfolio coming primarily in commercial real estate loans.

Loans receivable decreased by $2.8 million, or 0.7%, to $392.9 million at December 31, 1997, from $395.7 million at December 31, 1996. The decrease came primarily in multifamily residential loans, which decreased $6.6 million, or 13.8%, to $40.9 million at December 31, 1997, from $47.5 million at December 31, 1996, and was partially offset by a $2.3 million, or 1.1% increase in one-to-four family residential loans and a $2.1 million, or 210.8% increase in consumer loans. The large percentage increase in consumer loans came primarily through Calumet Financial Corporation, a new third tier subsidiary established to expand the Company's product line and reach more customers in the local market area.

Loans receivable increased by $1.6 million, or 0.4%, to $395.7 million at
December 31, 1996, from $394.1 million at December 31, 1995.   Investment in
commercial real estate loans increased by $10.0 million, or 11.5%, to $97.1 million at December 31, 1996, from $87.1 million at December 31, 1995, while residential mortgage loans and (primarily) residential construction loans decreased $7.6 million, or 2.6%, to $282.6 million at December 31, 1996, from $290.2 million at December 31, 1995. The increase in commercial real estate loans (including commercial construction loans) was spread over several familiar market areas, primarily $4.1 million in Illinois, $3.0 million in New Mexico, $1.5 million in Colorado, and $1.1 million in Florida.

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

The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                                               At December 31
                                              =================================================
                                                  1997      1996      1995      1994      1993
                                              =================================================
Mortgage loans:
One-to-four family residential (1)            $209,999  $207,697  $204,970  $204,246  $202,190
Multi-family residential                        40,933    47,510    54,216    49,900    47,234
Commercial real estate                          97,186    97,093    87,066    84,388    66,403
Construction                                    27,645    27,442    31,055    21,711    16,501
Land                                            12,207    13,760    13,739    13,371     6,353
                                              -------------------------------------------------
  Total mortgage loans                         387,970   393,502   391,046   373,616   338,681

Other loans:
Commercial business                              1,887     1,208     2,342     1,981       505
Consumer                                         3,033       976       703       631       697
                                              -------------------------------------------------
  Total other loans                              4,920     2,184     3,045     2,612     1,202
                                              -------------------------------------------------

Total loans                                    392,890   395,686   394,091   376,228   339,883
Lees:
  Loans-in-process                               7,820     6,386    13,531    10,419     6,511
  Unearned discounts, premiums
    and deferred loan fees, net                  2,012     2,470     2,744     3,193     3,158
  Allowance for losses on loans                  6,070     5,630     4,870     4,429     4,825
                                              -------------------------------------------------
  Total loans, net                            $376,988  $381,200  $372,946  $358,187  $325,389
                                              =================================================

FHA and VA loans included in
  one-to-four family residential              $    627  $    416  $    597  $    747  $  1,004
Second mortgages included in
  total mortgage loans                        $    278  $  2,698  $  2,596  $    113  $  1,173



(1) Includes construction loans converted to permanent loans.

The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Company's loan portfolio based on contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                                        After one       After five
                                           One year    year through    years through      After
                                           or less      five years       ten years      ten years      Total
                                         --------------------------------------------------------------------
Mortgage loans:
  One-to-four family residential          $ 8,087     $    9,626      $    11,549      $180,737     $209,999
  Multi-family residential                  4,613         20,995            7,156         8,169       40,933
  Commercial real estate                    2,382         20,280           47,184        27,340       97,186
  Construction                             19,953          7,692                -             -       27,645
  Land                                      2,553          9,146              309           199       12,207
Other loans:
  Commercial business                         833             32            1,022             -        1,887
  Consumer                                    782          1,314              316           621        3,033
                                         --------------------------------------------------------------------
      Total loans                         $39,203     $   69,085      $    67,536      $217,066     $392,890
                                         ====================================================================

The following table sets forth the dollar amount of all loans at December 31, 1997 and due after December 31, 1998, that have fixed interest rates and those that have floating or adjustable rates.


                                                            Floating or
                                          Fixed Rates    Adjustable Rates       Total
                                         ---------------------------------------------
Mortgage loans:
  One-to-four family residential          $ 117,278     $       84,634       $201,912
  Multifamily residential                     7,170             29,150         36,320
  Commercial real estate                     16,291             78,513         94,804
  Construction                                2,373              5,319          7,692
  Land                                        2,726              6,928          9,654
Other loans:
  Commercial business                            50              1,004          1,054
  Consumer                                    1,630                621          2,251
                                         ---------------------------------------------
      Total loans                         $ 147,518     $      206,169       $353,687
                                         =============================================


At December 31, 1997, the Company's mortgage loan portfolio was geographically diversified, with concentrations primarily in Illinois (33.1%), Colorado (24.1%), Idaho (20.6%), and New Mexico (15.0%). Mortgage loans in Indiana and Michigan, all within the Company's immediate lending area, represent another 4.2% of the portfolio at December 31,1997. At December 31, 1996, these concentrations were Illinois (35.0%), Colorado (26.4%), Idaho (18.5%), New Mexico (13.7%), and Indiana/Michigan (3.3%).

At December 31, 1997, approximately $118.6 million or 30.6% of the Company's $388.0 million mortgage loan portfolio was secured by properties located in mountain and ski resort areas, the economies of which may be more susceptible to fluctuations in market and economic conditions. Furthermore, $43.7 million, or 36.8% of these loans are secured by second homes, which may be more susceptible to delinquencies than loans secured by primary residences; $35.7 million, or 30.1% of these loans were secured by primary residences; and $39.2 million, or 33.1% were secured by multifamily and commercial properties and land.

At December 31, 1997, the Company's out-of-state mortgage loan portfolio included $95.1 million in loans secured by primary residences, $66.9 million secured by secondary residences, $21.3 million secured by multifamily, and $76.4 million secured by commercial properties and land. The Company has not experienced unusual losses as a result of geographic diversification or lending in mountain and ski resort areas. The following table sets forth information regarding the geographic distribution of the Company's mortgage loan portfolio at December 31, 1997.

                         One-to-four family
                      =======================      Total                                Land and    Total
                        Primary    Secondary    One-to-four  Multifamily   Commercial  Developed   Mortgage
                      Residential Residential     family     Residential  Real Estate     Lots      Loans
                      =====================================================================================
Illinois               $ 62,247     $ 3,491      $ 65,738      $26,968      $35,461     $   111    $128,278
Indiana                   6,542         354         6,896          860            -           -       7,756
Michigan                      -         233           233        6,353        1,890           -       8,476
                      -------------------------------------------------------------------------------------
  Subtotal               68,789       4,078        72,867       34,181       37,351         111     144,510
                      -------------------------------------------------------------------------------------
Idaho
Sun Valley area          32,374      25,474        57,848          141        8,837       8,524      75,350
Other mountain areas        293       1,023         1,316            -        2,908         321       4,545
                      -------------------------------------------------------------------------------------
  Subtotal               32,667      26,497        59,164          141       11,745       8,845      79,895
                      -------------------------------------------------------------------------------------
Colorado
Denver area              22,187       2,298        24,485        9,533       16,000          46      50,064
Other urban areas             -           -             -        1,513        3,209           -       4,722
Aspen area                1,792       9,669        11,461        1,137        5,402          47      18,047
Other mountain areas      1,241       7,525         8,766            -       11,831          99      20,696
                      -------------------------------------------------------------------------------------
  Subtotal               25,220      19,492        44,712       12,183       36,442         192      93,529
                      -------------------------------------------------------------------------------------
New Mexico               26,167      14,870        41,037          762       13,251       2,969      58,019
Florida                     681       3,394         4,075          542        1,102           -       5,719
Arizona                   2,494         368         2,862            -            -           -       2,862
Other states              1,313       1,695         3,008          428            -           -       3,436
                      -------------------------------------------------------------------------------------
  Total                $157,331     $70,394      $227,725      $48,237      $99,891     $12,117    $387,970
                      =====================================================================================

The following table sets forth information regarding nonaccrual loans and foreclosed real estate owned by the Company at the dates indicated. The Company does not accrue interest on loans delinquent 90 days or more. Had nonaccrual loans been current according to their original terms, the Company would have recorded $495 of interest income during 1997, $582 during 1996, and $564 during 1995. Actual interest income from nonaccrual loans amounted to S400 during 1997, $384 during 1996, and $257 during 1995.

                                                                         At December 31,
                                                     ======================================================
                                                      1997        1996        1995        1994        1993
                                                     ======================================================
Nonaccrual loans:
 One-to-four family residential                      $2,937      S3,959      S4,006      S4,067      S4,427
 Multifamily residential                                477         242          58         216          61
 Commercial real estate                               1,102       1,707           -           -           -
 Construction                                           939           -         549         499           -
 Land                                                     -         426           -           -           -
 Commercial business                                      -           -       1,143           -           -
 Consumer                                                17           -           2           5           5
                                                     ------------------------------------------------------
  Total nonaccrual loans                              5,472       6,334       5,758       4,787       4,493
                                                     ------------------------------------------------------

Real estate owned:
 One-to-four family residential                       2,491       1,665       2,483       1,196       2,091
 Multifamily residential                                  -           -           -          20          41
 Commercial real estate                                   -           -           -         865       1,968
 Land                                                     -           -           -           -           -
                                                     ------------------------------------------------------
  Total real estate owned                             2,491       1,665       2,483       2,081       4,100
                                                     ------------------------------------------------------
  Total nonperforming assets                         $7,963      $7,999      $8,241      $6,868      $8,593
                                                     ======================================================

Nonaccrual loans to total loans                        1.39%       1.60%       1.46%       1.27%       1.32%

Nonperforming assets to total assets                   1.64%       1.57%       1.62%       1.36%       1.65%

At December 31, 1997, the Company had two related loans that were considered to be impaired with a recorded investment of $1.1 million. These loans have been placed in nonaccrual status. One of the loans has been fully reserved in the amount of $350, the other does not have a specific reserve. The average recorded investment in impaired loans during the year ended December 31, 1997, was approximately $1.1 million. For the year ended December 31, 1997, the Company recognized interest income (using the cash basis method of income recognition) on those impaired loans of $92. These same two loans were considered impaired at December 31, 1996. The average recorded investment in impaired loans during the year ended December 31, 1996, was approximately $654. For the year ended December 31, 1996, the Company recognized interest income (using the cash basis method of income recognition) on those impaired loans of $98.

The following table sets forth an analysis of the Company's allowance for losses on loans for the periods indicated. Where specific loan loss allowances have been established, any difference between the loss allowance and the amount of the loss realized has been charged to the allowance for losses on loans.


                                                      For the year ended December 31,
                                                ==========================================
                                                   1997    1996    1995    1994     1993
                                                ==========================================
Allowance at beginning of year                  $ 5,630  $4,870  $4,429  $4,825   $4,385
Provision for losses on loans                       700     800     800     800      800
Charge-Offs:
   Residential real estate                          323     114     238       -       72
   Commercial real estate                             -       -     236   1,054        -
   Construction                                       -       -       -       -        -
   Land                                               -       -       -       -        -
   Commercial business                                -       -       -      152     301
   Consumer                                           -       -       -       -        -
                                                ------------------------------------------
      Total charge-offs                             323     114     474   1,206      373
   Recoveries                                        63      74     115      10       13
                                                ------------------------------------------
   Net charge-offs                                  260      40     359   1,196      360
                                                ------------------------------------------
  Allowance at end of year                      $ 6,070  $5,630  $4,870  $4,429   $4,825
                                                ==========================================

Allowance for losses on loans to
      loans receivable at end of year              1.54%   1.42%   1.24%   1.18%    1.42%
   Net change-offs to average
      loans during the year                        0.07%   0.01%   0.10%   0.35%    0.11%
   Allowance for losses on loans to
      nonaccrual loans at end of year            110.93%  88.89%  84.58%  92.52%  107.39%

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

                                                                  At December 31
                        ====================================================================================================
                             1997                1996                  1995                 1994                1993
                        ====================================================================================================
                               Percent of          Percent of            Percent of           Percent of          Percent of
                                Loans in            Loans in              Loans in             Loans in            Loans in
                                Category            Category              Category             Category            Category
                                to Total            to Total              to Total             to Total            to Total
                        Amount   Loans      Amount   Loans        Amount   Loans       Amount   Loans      Amount   Loans
                        ====================================================================================================
MORTGAGE LOANS:
 Residential            $1,217   63.86%     $1,494   64.50%       $1,490   65.77%      $1,352   67.55%     $1,504   73.39%
 Commercial              2,593   24.74%      3,224   24.54%        2,351   22.09%       2,637   22.43%      2,466   19.54%
 Construction                -    7.04%          -    6.94%            -    7.88%           -    5.77%          -    4.85%
 Land                      242    3.11%        275    3.47%          275    3.49%         334    3.55%        159    1.87%
OTHER LOANS:
 Commercial business       118    0.48%         50    0.30%          487    0.59%         101    0.53%         15    0.15%
 Consumer                   50    0.77%         13    0.25%            7    0.18%           5    0.17%          6    0.20%
 Unallocated             1,850       -         574       -           260       -            -       -         675
                        ----------------------------------------------------------------------------------------------------
  Total                 $6,070  100.00%     $5,630  100.00%       $4,870  100.00%      $4,429  100.00%     $4,825  100.00%
                        ====================================================================================================

SECURITIES

The following table sets forth securities classified as available-for-sale, at fair value at the dates indicated.

                                                                     AT DECEMBER 31,
                                       ===========================================================================
                                               1997                       1996                        1995
                                       ===========================================================================
                                         FAIR    PERCENT OF         FAIR    PERCENT OF          FAIR    PERCENT OF
                                        VALUE     PORTFOLIO        VALUE     PORTFOLIO         VALUE     PORTFOLIO
                                       ===========================================================================
U.S. Government and
 agency securities                     $29,972      63.82%        $10,986      19.15%         $13,107      19.23%
Government securities fund (1)           6,957      14.81%         16,411      28.61%          15,871      23.29%
Money market fund                        3,697       7.87%            888       1.55%           6,596       9.68%
ARM securities fund                          -          -           5,187       9.04%          10,694      15.69%
CMO/REMIC securities                         -          -          11,520      20.08%          13,265      19.46%
Municipal bonds                              -          -             861       1.50%               -          -
Preferred stock                          3,715       7.91%          9,387      16.37%           6,779       9.95%
Common stock                             2,626       5.59%          2,122       3.70%           1,841       2.70%
                                       ---------------------------------------------------------------------------
 Total fair value                      $46,967     100.00%        $57,362     100.00%         $68,153     100.00%
                                       ===========================================================================

(1) The Government securities fund is a diversified bond fund which invests in U.S. Treasury and Federal Agency securities with remaining maturities of five years or less, which are permissible under applicable federal law for federal savings associations, national banks, and federal credit unions. At December 31, 1997, it was deterrmined that the decline in fair value incurred by this fiend was other than temporary, and a $241 write-down to fair value was charged to earnings.

The following table sets forth the maturities and weighted average yields of the securities in the Company's available-for-sale portfolio at December 31, 1997. Mutual funds and equity securities have no stated maturity and are included in the total column only.


                                                 After one year      After five years
                             Within one year   through five years   through ten years    After ten years          Total
                             Amount   Yield     Amount    Yield      Amount     Yield    Amount    Yield     Amount   Yield
                             ==============================================================================================
U S. Government and
 agency securities           $3,106   5.60%    $16,613    6.50%      $7,197     6.52%    $3,056    7.09%    $29,972   6.47%
Government securities fund        -      -           -       -            -        -          -       -       6,957   6.00%
Money market Fund                 -      -           -       -            -        -          -       -       3,697   5.11%
Preferred stock                   -      -           -       -            -        -          -       -       3,715   6.88%
Common stock (1)                  -      -           -       -            -        -          -       -       2,626   7.70%
                             ----------------------------------------------------------------------------------------------
 Total fair value            $3,106   5.60%    $16,613    6.50%      $7,197     6.52%    $3,056    7.09%    $46,967   6.36%
                             ==============================================================================================

(1) Yield for common stocks based on current dividends paid, if any.

The following table sets forth securities classified as held-to-maturity, at amortized cost at the dates indicated.

                                                                        AT DECEMBER 31,
                                       ================================================================================
                                               1997                          1996                         1995
                                       ================================================================================
                                       AMORTIZED  PERCENT OF         AMORTIZED  PERCENT OF        AMORTIZED  PERCENT OF
                                          COST     PORTFOLIO            COST     PORTFOLIO           COST     PORTFOLIO
                                       ================================================================================
U.S. Government and
 agency securities                      $     -         -             $ 5,000      17.88%          $ 5,000      15.32%
FHLMC/FNMA mortgage-
 backed pass-through securities          13,795     73.50%             17,209      61.52%           20,820      63.83%
CMO/REMIC securities                      1,709      9.10%              2,406       8.60%            3,012       9.23%
Municipal bonds                             140      0.75%                145       0.52%              149       0.46%
Federal Home Loan Bank stock              3,124     16.65%              3,210      11.48%            3,639      11.16%
                                       --------------------------------------------------------------------------------
 Totala mortized cost                   $18,768    100.00%            $27,970     100.00%          $32,620     100.00%
                                       ================================================================================

 Total fair value                       $18 606                       $27,375                      $32,278
                                       ========                       =======                      =======


The following table sets forth the maturities and weighted average yields of the securities in the Company's held-to-maturity portfolio at December 31, 1997. Federal Home Loan Bank stock has no stated maturity and is included in the total column only.

                                         AFTER FIVE YEARS
                                        THROUGH TEN YEARS        AFTER TEN YEARS               TOTAL
                                        AMOUNT      YIELD       AMOUNT     YIELD         AMOUNT     YIELD
                                        =================================================================
FHLMC/FNMA mortgage-
 backed pass-through securities          $573       7.33%      $13,222     6.20%        $13,795     6.25%
CMO/REMIC securities                        -          -         1,709     6.53%          1,709     6.53%
Municipal bonds                             -          -           140     6.40%            140     6.40%
Federal Home Loan Bank stock                -          -             -        -           3,124     7.00%
                                        -----------------------------------------------------------------
 Total amortized cost                    $573       7.33%      $15,071     6.24%        $18,768     6.41%
                                        =================================================================

LIMITED PARTNERSHIPS

The following table sets forth the Company's investment in limited partnerships by type of investment at December 31, 1997 and 1996, and the related net income (before income taxes) for the three years ended December 31, 1997:


                                                                   December 31,
                                                              ----------------------
                                                                  1997        1996
                                                              ----------------------
Investment in:
Residential construction and sale                              $ 6,003     $ 6,679
Residential investment (rental) property                         2,118       2,377
Commercial investment (rental) property                          1,167       1,065
Mortgage loan servicing                                         15,357      14,337
                                                              ----------------------
     Total                                                     $24,645     $24,458
                                                              ======================

                                                     For the year ended December 31,
                                                   ---------------------------------
                                                       1997       1996        1995
                                                   ---------------------------------
Income from:
Residential construction and sale                    $  821    $ 1,223     $   133
Residential investment (rental) property               (351)      (470)     (1,086)
Commercial investment (rental) property               1,538        231         145
Mortgage loan servicing                               1,377        655         683
                                                   ---------------------------------
     Total                                           $3,385    $ 1,639     $  (125)
                                                   =================================


The Company invests in limited partnerships through both its holding company and its subsidiaries. These limited partnerships engage in single family residential development, rental of apartment and office buildings, condominium conversion and sale, and mortgage loan servicing.

The Company's investment in limited partnerships increased $187, or 0.8%, to $24.6 million at December 31, 1997, from $24.5 million at December 31, 1996. The Company invested $2.4 million in an existing residential construction and sale partnership, $544 in existing residential rental property partnerships, and $900 in a commercial rental property partnership. The $2.4 million investment added 121 single family home sites to 132 single family homesites being developed in a project in Naperville, Illinois, which was started in 1996. The construction and sale of single family homes in the suburban Chicago market was in partnership with a nationally known builder with whom the Company has completed several previous projects. The $544 included $344 used to fund a commitment to low income housing which is generating significant tax credits for the Company, and $200 to fund improvements to an existing multifamily rental property. (Also see "Subsidiary Activities.")

During 1997 the Company received distributions from two limited partnerships representing the Company's share of gains on the sale of the underlying rental properties. An apartment complex located near Denver, Colorado was sold at a gain of $317 during the first quarter, and during the fourth quarter an office complex, also located near Denver, was sold at a gain of $1.3 million.

At December 31, 1997, the Company owned a $1.8 million, 90% limited partnership interest in a 288 unit apartment complex in Fort Lauderdale, Florida. The partnership was organized in 1993 to purchase the apartment complex and convert it to condominium units for sale. Various problems with the conversion resulted in a decision to resell the property instead of converting it. The Company originally invested $4.3 million in the partnership. The property has a positive cash flow, but depreciation and conversion cost write-offs have resulted in annual losses to the Company amounting to $1.9 million over five years. The Company's investment balance was also reduced by partnership distributons in the amount of $615. Sale of the property was held up by litigation with a potential buyer, which was settled in 1996, and in 1997 the partnership entered into a contract for sale, which was scheduled to close during the fourth quarter. That contract failed to close, and the partnership entered into a new contract for sale which closed in the first quarter of 1998. The sale of the property resulted in full recovery of the prior period losses, and additional income of $1.7 million.

The Company's investment in mortgage loan servicing, through a limited partnership, has been a steady source of income during 1997. However, as interest rates fall, mortgage prepayments tend to escalate, eroding the value of mortgage servicing rights, especially with respect to higher rate loans.
The Company reviews appraisals of the mortgage servicing rights prepared quarterly for lenders to the partnership for indications of impairment. The various portfolios of serviced loans have weighted average coupons of 7.50% or less, are very seasoned, and typically comprised of low balance loans. As of December 31, 1997, there were no indications of impairment of the related servicing rights.

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

DEPOSITS

Total deposits at December 31, 1997, were $348.5 million, a decrease of $8.8 million, or 2.5%, from $357.3 million at December 31, 1996. The Company is constructing a new ATM site at its East Side (Chicago) office, scheduled to open in the first quarter of 1998, to improve convenience for its customers. The Company's ATM program has proven successful in providing additional fee income and helping to retain deposits. However, increased competition for depositor funds from the stock market, mutual funds, and annuity programs, as well as traditional competitors like banks and other thrifts, has made it difficult to retain deposits without overpaying.

Total deposits at December 31, 1996, were $357.3 million, a decrease of $2.0 million, or 0.6%, from $359.3 million at December 31, 1995. The Company promoted various certificate of deposit programs to maintain its market share, which was a significant factor in the increase in its cost of funds. (See "Net Interest Income".) During 1996 a new cash dispensing ATM was installed at a Mobile gas station in Hammond, Indiana.

The following table sets forth the average balance of deposit categories and the average rates paid for each of the periods indicated.

                                                  For the year ended December 31,
                                   =============================================================
                                       1997                1996                1995
                                   =============================================================
                                      Balance    Rate     Balance    Rate     Balance    Rate
                                   =============================================================
Non interest bearing demand         $  5,251      -     $  5,073       -    $  5,017         -
Interest bearing demand               25,965   3.07%      25,369    3.02%     26,558      3.17%
Passbook acounts                      62,830   2.75%      64,919    2.72%     65,771      2.79%
Certificates of deposit              259,300   5.83%     268,599    5.89%    258,662      5.54%
                                   -------------------------------------------------------------
    Total                           $353,346   4.99%    $363,960    5.04%   $356,008      4.78%
                                   =============================================================

The following table sets forth the maturities of certificates of deposit of $100,000 or more at December 31, 1997:

Three months or less                                                              $ 4,241
Over three months through six months                                                3,306
Over six months through twelve months                                               7,863
Over twelve months                                                                  3,858
                                                                                  -------
   Total                                                                          $19,268
                                                                                  =======

SHORT TERM BORROWINGS

Substantially all of the Company's borrowing needs are satisfied through advances from the Federal Home Loan Bank which are available on terms with maturities from daily to ten years. At December 31, 1997, the Company had no daily advances, $19.0 million in term advances maturing in 1998 and $26.1 million in term advances maturing in 1999 through 2003. The following table sets forth certain information regarding Federal Home Loan Bank (FHLB) advances for the dates indicated.

                                                           For the year ended December 31,
                                                          =================================
                                                            1997        1996        1995
                                                          =================================
Average balance outstanding                               $ 53,677    $ 45,136    $ 51,591
Maximum amount outstanding at any month end                 61,850      59,850      65,335
Balance outstanding at end of year                          45,060      59,850      55,140
Weighted average interest rate during year                    6.19%       6.00%       6.14%
Weighted average interest rate at end of year                 6.10%       6.14%       5.95%

RESULTS OF OPERATIONS

     Net income for the year ended December 31, 1997 was $8.0 million, compared to $5.4 million for the year ended December 31, 1996. The primary reason for the increase in earnings for 1997 was that in 1996 the Company made a payment of $2.3 million for the FDIC special assessment to recapitalize the SAIF pursuant to legislation signed by President Clinton on September 30, 1996. Net income for 1997 also benefited by a $570 reduction in the FDIC premium for insurance of accounts. Income from limited partnerships increased by $1.8 million, to $3.4 million in 1997, from $1.6 million in 1996, primarily because of gains on the sale of two rental properties in the amount of $317 (first quarter) and $1.3 million (fourth quarter), respectively. Basic earnings per share increased to $2.46 for the year ended December 31, 1997, compared to $1.44 for 1996, while diluted earnings per share increased to $2.29 for 1997, from $1.36 for 1996. The FDIC special assessment, net of income taxes, reduced earnings per share by $0.43 ($0.40 diluted) for the year ended December 31, 1996. The FDIC premium for insurance of accounts decreased from 23 cents per $100 of deposits in 1996 to approximately 6.4 cents per $100 of deposits in 1997.

Return on average assets (ROA) increased to 1.61% for the year ended December 31, 1997, from 1.08% in 1996. ROA would have been 1.37% for 1996 without the FDIC special assessment. Return on average stockholders' equity (ROE) for 1997 was 10.20%, compared to 6.56% in 1996. ROE would have been 8.35% for 1996 without the FDIC special assessment.

Net income for the year ended December 31, 1996 was $5.4 million, compared to $6.0 million for the year ended December 31, 1995. The primary reason for the decrease in earnings for 1996 was the $2.3 million FDIC special assessment.
The reduction in earnings due to the FDIC special assessment was partially offset by a $1.8 million change in income from limited partnership investments, from a $125 loss in 1995 to a $1.6 million profit for the year ended December 31, 1996. Basic earnings per share remained at $1.44 for the years ended December 31, 1996 and 1995, while diluted earnings per share decreased to $1.36 for 1996, compared to $1.37 for 1995. The FDIC special assessment, net of income taxes, reduced basic earnings per share by $0.43 ($0.40 diluted) for the year ended December 31, 1996.

Return on average assets decreased to 1.08% for the year ended December 31, 1996, from 1.19% in 1995. ROA would have been 1.37% without the FDIC special assessment. Return on average stockholders' equity for 1996 was 6.56%, compared to 7.20% in 1995. ROE would have been 8.35% without the FDIC special assessment.

NET INTEREST INCOME

Net interest income increased by $108, to $18.0 million for the year ended December 31, 1997, from $17.9 million for 1996. The average yield on interest earning assets increased to 8.51% during 1997, compared to 8.26% during 1996, while the average cost of funds increased to 5.22% in 1997, from 5.21% in 1996, resulting in an increase in the rate spread to 3.29% in 1997, compared to 3.05% in 1996.

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

                                                                     For the year ended December 31,
                                      ===========================================================================================
                                                   1997                          1996                           1995
                                      ===========================================================================================
                                                   Interest   Average            Interest   Average             Interest  Average
                                        Average       and     Yield/   Average      and     Yield/   Average       and    Yield/
                                      Balance (3)  Dividends   Cost   Balance(3) Dividends   Cost   Balance(3)  Dividends  Cost
                                      ===========================================================================================
INTEREST EARNING ASSETS:
 Mortgageloans (1)                     $380,092     $33,612    8.84%   $372,231   $32,507    8.73%   $362,663    $31,743   8.75%
 Consumer loans (1)                       1,242         174   14.01%        832        63    7.57%        716         48   6.70%
 Commercial loans (1)                     1,431         227   15.86%      1,866       240   12.86%      2,381        164   6.89%
                                      -------------------------------------------------------------------------------------------
  Total loans                           382,765      34,013    8.89%    374,929    32,810    8.75%    365,760     31,955   8.74%
                                      -------------------------------------------------------------------------------------------
 Mortgage-backed securities (2)          23,783       1,453    6.11%     34,111     2,098    6.15%     40,716      2,588   6.36%
 Other securities (2)                    46,623       3,274    7.02%     56,944     3,844    6.75%     57,818      3,875   6.70%
 Daily interest-bearing deposits          4,877         260    5.33%      5,276       167    3.17%      7,381        343   4.65%
                                      -------------------------------------------------------------------------------------------
  Total investments                      75,283       4,987    6.62%     96,331     6,109    6.34%    105,915      6,806   6.43%
                                      -------------------------------------------------------------------------------------------
  TOTAL INTEREST-EARNING ASSETS         458,048      39,000    8.51%    471,260    38,919    8.26%    471,675     38,761   8.22%
 Office properties and equipment          4,244                           4,170                         4,272
 Real estate                              2,316                           2,069                         2,084
 Other assets                            30,737                          23,647                        21,182
                                      ---------                        --------                      --------
  TOTAL ASSETS                         $495,345                        $501,146                      $499,213
                                      =========                        ========                      ========
INTEREST BEARING LIABILITIES:
 Passbook accounts                     $ 62,830     $ 1,728    2.75%   $ 64,919   $ 1,767    2.72%   $ 65,771    $ 1,833   2.79%
 NOW accounts                            18,232         535    2.93%     18,515       551    2.98%     18,385        553   3.01%
 Money market accounts                    7,733         262    3.39%      6,854       215    3.14%      8,173        289   3.54%
 Certificates of deposit                259,300      15,116    5.83%    268,599    15,815    5.89%    258,662     14,332   5.54%
                                      -------------------------------------------------------------------------------------------
 Total deposits                         348,095      17,641    5.07%    358,887    18,348    5.11%    350,991     17,007   4.85%
 Borrowings                              54,365       3,386    6.23%     45,136     2,706    6.00%     51,591      3,170   6.14%
                                      -------------------------------------------------------------------------------------------
  TOTAL INTEREST-BEARING LIABILITIES    402,460      21,027    5.22%    404,023    21,054    5.21%    402,582     20,177   5.01%
 Non-interest-bearing deposits            5,251                           5,073                         5,017
 Other liabilities                        9,351                           9,758                         8,731
                                      ---------                        --------                      --------
  TOTAL LIABILITIES                     417,062                         418,854                       416,330
 Stockholders' equity                    78,283                          82,292                        82,883
                                      ---------                        --------                      --------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $495,345                        $501,146                      $499,213
                                      =========     -------            ========   -------            ========    -------
Net interest income                                 $17,973                       $17,865                        $18,584
                                                    =======                       =======                        =======
Interest rate spread                                           3.29%                         3.05%                         3.21%
Net interest margin                                            3.92%                         3.79%                         3.94%
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities                                         113.81%                       116.64%                        117.16%

(1) Includes nonaccrual loans.
(2) Includes securities available-for-sale at amortized cost.
(3) Based on monthly average balances.

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



                                             For the year ended December 31,
                                  ====================================================
                                        1997 vs. 1996              1996 vs. 1995
                                  ====================================================
                                     Increase (Decrease)         Increase (Decrease)
                                  ====================================================
                                   Due to   Due to              Due to  Due to
                                   Rate     Volume     Net      Rate    Volume   Net
                                  ----------------------------------------------------
INTEREST EARNING ASSETS:
  Mortgage loans                  $ 413    $   692   $ 1,105   $ (71)   $ 835   $  764
  Consumer loans                     70         41       111       7        8       15
  Commercial loans                   49        (62)      (13)    118      (42)      76
                                  ----------------------------------------------------
    Total loan interest             532        671     1,203      54      801      855
                                  ----------------------------------------------------
  Mortgage-backed securities        (14)      (631)     (645)    (81)    (409)    (490)
  Other securities                  150       (720)     (570)     27      (58)     (31)
  Daily interest-bearing deposits   106        (13)       93     (93)     (83)    (176)
                                  ----------------------------------------------------
    Total investment interest       242     (1,364)   (1,122)   (147)    (550)    (697)
                                  ----------------------------------------------------
    Total interest income           774       (693)       81     (93)     251      158
                                  ----------------------------------------------------
INTEREST BEARING LIABILITIES:
  Interest-bearing deposits        (127)      (580)     (707)    843      498    1,341
  Borrowings                        109        571       680     (75)    (389)    (464)
                                  ----------------------------------------------------
    Total interest expense          (18)        (9)      (27)    768      109      877
                                  ----------------------------------------------------
    Net interest income           $ 792    $  (684)  $   108   $(861)   $ 142   $ (719)
                                  ====================================================


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

At December 31, 1997, total interest earning assets maturing or repricing within one year exceeded total interest bearing liabilities maturing or repricing within one year by $5.9 million, representing a positive one year gap ratio of 1.22%. If interest rates continue to fall in 1998, as they have in 1997, the positive gap would indicate decreased net interest income in 1998.

                                                                         At December 31,
                                                         ===============================================
                                                           Within   Over 1-3  Over 3-5    Over
                                                           1 year     years     years   5 years  Total
                                                         ===============================================
INTEREST EARNING ASSETS:
  Loans receivable                                       $208,256  $ 92,697  $ 33,358 $ 50,759 $385,070
  Mortgage-backed securities                                2,268     3,744     2,781    5,994   14,787
  Other securities                                         45,004        -         -     3,264   48,268
  Interest earning deposits                                 5,351        -         -        -     5,351
                                                         -----------------------------------------------
  Total interest earning assets                           260,879    96,441    36,139   60,017  453,476
                                                         -----------------------------------------------

INTEREST BEARING LIABILITIES:
  NOW accounts                                              4,641     6,092     3,427    4,405   18,565
  Money market accounts                                     2,042     2,781     1,567    2,046    8,436
  Passbook accounts                                        15,178    19,922    11,206   14,408   60,714
  Certificates of deposit                                 214,075    36,639     6,266       -   256,980
  FHLB advances                                            19,000    19,985     4,900    1,175   45,060
                                                         -----------------------------------------------
  Total interest bearing liabilities                      254,936    85,419    27,366   22,034  389,755
                                                         -----------------------------------------------

INTEREST SENSITIVITY GAP                                 $  5,943  $ 11,022  $  8,773 $ 37,983 $ 63,721
                                                         ===============================================
                                                         $  5,943  $ 16,965  $ 25,738 $ 63,721
                                                         =====================================
CUMULATIVE INTEREST SENSITIVITY GAP
Cumulative gap as a percentage
  of total assets                                            1.22%     3.49%     5.29%   13.09%
Cumulative interest earning assets as a
  percentage of interest bearing liabilities               102.33%   104.98%   107.00%  116.35%


The above table sets forth the amount of interest earning assets and interest bearing liabilities outstanding at December 31, 1997, which are expected to reprice or mature in each of the future time periods shown, based on certain assumptions. Except as stated, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Equity securities and mutual fund investments held as available-for-sale are included in the "within 1 year" column; FHLB stock is included in "over 5 years". Fixed rate loans with short maturities are assumed to prepay at the rate of 17%; those with longer maturities are assumed to prepay at rates of 8% to 22%, dependent upon the interest rate of the loan. Adjustable rate loans are assumed to prepay at 9% to 34%, dependent upon the repricing frequency. Multifamily and commercial real estate loans are assumed to prepay at 12% for fixed rate and 15% for adjustable rate loans. The Company has assumed transaction accounts reprice at the rate of 25% in year one, 58% (cumulatively) by year three, 76% by year five, and 94% by year ten. Fixed rate/maturity accounts reprice at maturity. (Also see Item 7a. "Quantitative and Qualitative Disclosures About Market Risk.")

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

The Company reduced its annual provision for losses on loans to $700 for the year ended December 31, 1997, from $800 for the four years ended December 31, 1996. Average net charge-offs during this five year period were $443, or 56.8% of the provision, although individual year's charge-offs were highly variable, from a high of $1.2 million in 1994, to a low of $40 in 1996. This variability is due primarily to the Company's commercial real estate lending, where individual loans can have a significant impact in any one year.

Charge-offs of $323 were partially offset by recoveries of $63 during the year ended December 31, 1997, compared to charge-offs of $114 and recoveries of $74 for 1996. The allowance for losses on loans increased to 1.54% of loans receivable at December 31, 1997, from 1.42% at December 31, 1996. Non-performing loans to loans receivable decreased to 1.39% at December 31, 1997, from 1.60% at December 31, 1996, while non-performing assets to total assets increased to 1.64% at December 31, 1997, from 1.57% at December 31, 1996. The allowance for losses on loans amounted to 110.93% of non-performing loans at December 31, 1997, increased from 88.89% at December 31, 1996.

Charge-offs of $114 were partially offset by recoveries of $74 during the year ended December 31, 1996, compared to charge-offs of $474 and recoveries of $115 for 1995. Non-performing loans to loans receivable increased to 1.60% at December 31, 1996, from 1.46% at December 31, 1995, and non-performing assets to total assets decreased to 1.57% at December 31, 1996, from 1.62% at December 31, 1995. The allowance for losses amounted to 88.89% of non-performing loans at December 31, 1996, increased from 84.58% at December 31, 1995. The allowance for losses on loans increased to 1.42% of loans receivable at December 31, 1996, compared to 1.24% at December 31, 1995.

OTHER INCOME

Other income increased to $4.2 million for the year ended December 31, 1997, from $3.0 million for the year ended December 31, 1996, primarily due to the $1.8 million increase in income from limited partnerships, partially offset by the $283 change from gains to losses on the sale of securities. The increase in income from limited partnerships came primarily from gains recorded on the sale of partnership rental properties. A $317 gain was distributed during the first quarter of 1997, and a $1.3 million gain was distributed during the fourth quarter of 1997.

Gains on loans sold decreased $53, to $167 for the year ended December 31, 1997, from $220 in 1996, primarily due to a decrease in loans sold in the secondary market (more were retained for portfolio), and also to a more competitive fee structure. Checking account and ATM fees increased $93 in 1997, to $570, from $477 in 1996. A $250 one time release fee recorded in the third quarter of 1996 was the primary reason for the decrease of $198 in miscellaneous other income in 1997.

Other income increased to $3.0 million for the year ended December 31, 1996, from $972 for the year ended December 31, 1995, primarily due to the $1.8 million increase in income from limited partnerships, a $175 decrease in losses on sales of real estate acquired through foreclosure, and a $136 change from losses to gains on sales of securities. The significant improvement in income from limited partnerships came primarily from the Company's investments in single family development projects located in Illinois, although there was an improvement in the performance of its Colorado investments, as well as consistent income from loan servicing investments.

Gains on loans sold decreased $171, to $220 for the year ended December 31, 1996, from $391 in 1995, primarily due to a decrease in loans sold in the secondary market, and also to a more competitive fee structure. Miscellaneous other income included a $250 increase in losses on the operation of real estate acquired through foreclosure, to $292 for the year ended December 31, 1996, compared to $42 for 1995, which was partially offset by a $250 one-time release fee recorded in the third quarter of 1996. Checking account and ATM fees increased $87 in 1996, to $477, from $390 in 1995.

The following table presents additional detail on miscellaneous other income for the years indicated:

                                                    For the year ended December 31,
                                                   =================================
                                                        1997      1996      1995
                                                   =================================
Miscellaneous other income:
Rental income                                        $   144    $   170   $  170
Income from real estate owned, net                      (257)      (292)     (42)
Checking account fees                                    375        325      295
ATM fees                                                 195        152       95
Credit enhancement fees                                   78         67       84
Investment commissions                                    46        125      110
Other miscellaneous                                       78        310       17
                                                   ---------------------------------
Total miscellaneous other income                     $   659    $   857   $  729
                                                   =================================


OPERATING EXPENSES

Operating expenses decreased $2.7 million, to $9.5 million for the year ended December 31, 1997, from $12.2 million in 1996, primarily due to the $2.3 million FDIC special assessment paid in 1996. The FDIC premium for insurance of accounts decreased $570, to $231 in 1997, from $801 in 1996, due to a reduction in the assessment rate. Compensation expense increased $214, or 4.0%, to $5.5 million in 1997, from $5.3 million in 1996. Professional fees decreased $124, to $348 for 1997, from $472 in 1996, primarily due to a $130 decrease in legal fees. Operating expenses as a percent of average assets decreased to 1.93% in 1997, from 1.98% (before the special assessment) in 1996. The Company's efficiency ratio was 44.3% in 1997, compared to 49.4% (before the special assessment) in 1996.

Operating expenses increased $2.3 million for the year ended December 31, 1996 to $12.2 million, from $9.9 million in 1995, primarily due to the $2.3 million FDIC special assessment. Compensation and benefit expense increased $149, to $5.3 million in 1996, from $5.1 million in 1995, due to normal salary and wage increases, while professional fees decreased $209, to $472 in 1996, from $681 in 1995, due primarily to reductions in legal and audit fees. Operating expenses as a percent of average assets increased to 2.44% in 1996, but were 1.98% before the special assessment, compared to 1.98% in 1995. The Company's efficiency ratio improved to 49.4% (before the FDIC special assessment) in 1996, compared to 52.9% in 1995.

The following table provides additional detail on miscellaneous other expenses for the years indicated:


                                                For the year ended December 31,
                                               =================================
                                                    1997       1996     1995
                                               =================================
Miscellaneous other expense:
Stationery and supplies                           $  213     $  214   $  189
Telephone and postage                                249        222      212
Loan expense                                         132        121       89
Insurance                                            111        133      146
Security                                              89         77       78
Audit and examination fees                           186        193      198
Legal fees                                            99        229      384
Consulting fees                                       11         18       56
Benefit plan administration fees                      52         32       43
Due and subscriptions                                 40         65       34
Checking account and ATM expenses                     38         28       62
Minority interest                                     41         28       27
Other                                                376        342      367
                                               ---------------------------------
Total miscellaneous other expense                 $1,637     $1,702   $1,885
                                               =================================

INCOME TAXES

During 1997 the Company accrued low income housing tax credits in the amount of $222, and applied a dividends received deduction in the amount of $427, which reduced the Company's effective income tax rate to 33.3 % for 1997. During 1996 the Company accrued low income housing tax credits in the amount of $218, and applied a dividends received deduction in the amount of $519, which reduced the Company's effective income tax rate to 31.0 % for 1996. During 1995 the Company revised its estimates of current and deferred income tax liabilities, which resulted in a $367 credit to income tax expense and reduced the effective income tax rate to 32.4%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, securities, including mortgage-backed securities, and Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's liquidity, represented by cash equivalents, is a product of its operating, investing and financing activities. These activities for the years ended December 31, 1997, 1996, and 1995 are summarized in the following table.

                                                                                    Year ended December 31,
                                                                                ==============================
                                                                                   1997       1996      1995
                                                                                ==============================
Operating activities:
  Net income                                                                     $ 7,987     $5,399    $5,965
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities                                    (2,465)        85     4,903
Net cash provided by (used in) investing activities                               27,144        701    (7,967)
Net cash used in financing activities                                            (33,558)    (5,667)   (3,594)
                                                                                ------------------------------
    Net increase (decrease) in cash and cash equivalents                            (892)       518      (693)
Cash and cash equivalents at beginning of year                                     9,175      8,657     9,350
                                                                                ------------------------------
    Cash and cash equivalents at end of year                                     $ 8,283     $9,175    $8,657
                                                                                ==============================



The primary investing activity of the Company is the origination and purchase of mortgage loans for its own portfolio. The Company originated or purchased $94.9 million, $86.7 million, and $83.5 million in loans for the years ended December 31, 1997, 1996, and 1995, respectively.

The Company also made significant investments in both debt and equity securities, and in mortgage-backed securities. The company invested $45.1 million, $30.8 million, and $32.5 million in these securities for the years ended December 31, 1997, 1996, and 1995, respectively. However, proceeds from sales, repayments and maturities of $65.9 million, $45.8 million, and $39.9 million for these same periods was also used to fund increases in the loan portfolio and investments in limited partnerships.

Financing activities during 1997 included a $14.8 million decrease in Federal Home Loan Bank advances, a $8.9 million decrease in deposits and the repurchase of 426,597 shares of Treasury stock for $10.0 million, at an average cost of $23.50 per share.

Financing activities during 1996 included a $4.7 million increase in Federal Home Loan Bank advances, offset by a $1.9 million decrease in deposits and the repurchase of 466,229 shares of Treasury stock for $8.7 million, at an average cost of $18.63 per share.

Financing activities during 1995 included a $15.1 million increase in deposits, offset by $15.2 million decrease in Federal Home Loan Bank advances and the repurchase of 186,450 shares of Treasury stock for $3.4 million, at average cost $18.19 per share.

At December 31, 1997, the Company had approved mortgage loan commitments totalling $8.2 million, $7.8 million of undisbursed loans-in-process, a $1.3 million commitment to invest in low income housing, $9.2 million in credit enhancement arrangements (secured by securities and a letter of credit from the Federal Home Loan Bank), $10.7 million in unused lines of credit, primarily to mortgage brokers, and $1.5 million in letters of credit to builders.

Federal regulations require a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short term borrowings. In addition, short term liquid assets currently must constitute 1% of the sum of net withdrawable deposits and short term borrowings. Management has consistently maintained liquidity levels in excess of these regulatory requirements. The Association's average liquidity ratios were 8.8%, 7.9%, and 8.3% during 1997, 1996, and 1995, respectively. The Association's average short term liquidity ratios were 2.9%, 2.2%, and 2.7% for these same years.

The Association is also required to maintain specific amounts of capital pursuant to federal regulations. As of December 31, 1997, the Association was in compliance with all regulatory capital requirements with tangible and core capital of 10.7%, and risk-based capital of 17.4%, well above the requirements of 1.5%, 3.0%, and 8.0%, respectively.

SUBSIDIARY ACTIVITIES

Calumet Residential Corporation (CRC) is a second tier subsidiary of the Company, formed for the purpose of investing in real estate development and sale. CRC is currently invested as a limited partner in three Illinois single family home developments in Algonquin, Lake Villa and Naperville Illinois.

As of December 31, 1997, the Algonquin development has completed and closed 793 of 903 single family homes, with 50 homes under contract and 60 homesites remaining to be sold. During 1997 the project generated $328 income to CRC on closings of 60 units, and $2.7 million to date. CRC has a remaining investment of $1.0 million in the project at December 31, 1997.

As of December 31, 1997, the Lake Villa development has completed and closed 84 of 166 single family homes, with 25 homes under contract and 57 homesites remaining to be sold. During 1997 the project generated $254 income to CRC on closings of 59 units, and $460 to date. CRC has a remaining investment of $903 in the project at December 31, 1997.

During 1997 CRC increased its investment in the Naperville development by $2.2 million, to $5.4 million, adding 121 homesites, and increasing the total number of homesites to 253. As of December 31, 1997, the Naperville development has 74 homes under contract and has delivered 24 lots to other builders. During 1997 CRC recognized $234 income from this project and has a remaining investment of $3.9 million in the project at December 31, 1997.

CRC also participates as a limited partner in an office building rental property in a suburb of Denver, Colorado. During 1997 the investment generated $42 income, and at December 31, 1997 had a remaining investment balance of $136.

Calumet Savings Service Corporation (CSSC) is a second tier subsidiary of the Company and is engaged in the sale of insurance, annuity and investment products through its independent insurance agency and through its franchise
arrangement with Investor Services.   Calumet Financial Corporation (CFC) is a
wholly owned subsidiary of CSSC, formed in 1997 to make consumer loans and small business loans.

Calumet Mortgage Corporation of Idaho (CMCID) was formed as a subsidiary of CSSC in January, 1995, to incorporate the existing loan origination office of the Association located in Ketchum, Idaho. This office originates and sells mortgage loans, primarily in Sun Valley and the surrounding areas. The Company increased its portfolio of Idaho mortgage loans by $7.1 million, or 10.0%, to $79.9 million at December 31, 1997, from $72.8 million at December 31, 1996, primarily through this subsidiary. CMCID originated $35.4 million in mortgage loans in 1997, compared to $33.3 million in 1996.

THE YEAR 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is utilizing both internal and external resources to identify, correct and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts (primarily those of the Company's outside service bureaus) will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans have been deveolped to address processing of transactions in the year 2000. During 1998 the Company will convert its current teller and platform systems to a personal computer based system utilizing hardware and software that is certified year 2000 compliant. It is estimated that the systems change will cost between $700 and $900 for both hardware and software licensing, and will be amortized over three to five
years.   This systems change was anticipated before the year 2000 issue became an issue, and would have been required in any case to bring old systems up to date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. All of the financial instruments of the Company are for other than trading purposes. Approximately 95% of the Company's financial assets and 100% of its financial liabilities are held and managed by the Association. The following discussion pertains primarily to the financial instruments held by the Association.

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Association's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. The Association's exposure to interest rate risk is managed primarily through the Association's strategy of selecting the types of terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effect of changes in market interest rates. Since the Association's primary source of interest-bearing liabilities is customer deposits, the Association's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which the Association operates. Borrowings, which include FHLB advances, both short-term borrowings, and long-term borrowings, are generally structured with specific terms which in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate the Association's exposure to interest rate risk. The rates, terms and interest rate indices of the Association's interest-earning assets result primarily from the Association's strategy of investing in loans and securities (a substantial portion of which have adjustable-rate terms) which permit the Association to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities (see "Asset/ Liability Management" for a further discussion of rate sensitive assets, rate sensitive liabilities and net interest spread).

SIGNIFICANT ASSUMPTIONS UTILIZED IN MANAGING INTEREST RATE RISK

Managing the Association's exposure to interest rate risk involves significant assumptions about the exercise of imbedded options and the relationship of various interest rate indices of certain financial instruments.

IMBEDDED OPTIONS: A substantial portion of the Association's loans and mortgage-backed securities are residential mortgage loans containing significant imbedded options which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including, the current interest rate and interest rate index (if any) on the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed- and adjustable-rate loans depending on the current relative levels and expectations of future short- and long-term interest rates. Since a significant portion of the Association's loans are ARM loans, prepayments on such loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates, making fixed-rate loans more desirable.

Securities, other than those with early call provisions, generally do not have significant imbedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable resulting in a dependable and uninterrupted source of funds. Time deposits generally have early withdrawal penalties, while term FHLB advances have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment of FHLB advances prior to maturity.

INTEREST RATE INDICES: The Association's ARM loans are primarily indexed to the One Year Constant Maturity Treasury Index. When such loans are funded by interest-bearing liabilities which are determined by other indices, primarily deposits and FHLB advances, a changing interest rate environment may result in different levels of change in the different indices leading to disproportionate changes in the value of, and the net earnings generated from, the Association's financial instruments. Each index is unique and is influenced by different external factors, therefore, the historical relationships in various indices may not necessarily be indicative of the actual change which may result in the changing interest rate environment.

INTEREST RATE RISK MEASUREMENT

In addition to periodic gap reports (see "Asset/Liability Management") comparing the repricing periods of interest-earning assets and interest-bearing liabilities, management also utilizes a quarterly report ("model") prepared for the Association by the Office of Thrift Supervision ("OTS") based on information provided by the Association which measures the Association's exposure to interest rate risk. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments, and equity at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The present value of each major category of financial instrument is calculated by the model using estimated cash flows based on weighted average contractual rates and terms at discount rates representing the estimated current market interest rate for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.

The following table reflects the estimated present value of interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments as calculated by the OTS for the Association as of September 30, 1997, at current interest rates and at hypothetical higher and lower interest rates of one and two percent.


                                                 Present Value at September 30, 1997
                                         ================================================
                                          Down 2%   Down 1%  Current     Up 1%     Up 2%
                                         ================================================
INTEREST-EARNING ASSETS:
Mortgage loans, including mortgage
  backed securities:
    Adjustable rate                      $241,242  $238,437  $235,570  $232,399  $228,668
    Fixed rate                            167,525   164,409   159,521   153,203   146,525
Commercial and consumer loans               9,827     9,804     9,779     9,757     9,734
Securities                                 44,045    42,663    41,238    39,672    38,017
                                         ------------------------------------------------
    TOTAL INTEREST-EARNING ASSETS         462,639   455,313   446,108   435,031   422,944
Other assets                               22,364    22,506    22,671    22,839    22,995
                                         ------------------------------------------------
Total assets                             $485,003  $477,819   $468,779 $457,870  $445,939
                                         ================================================
INTEREST BEARING LIABILITIES:
Passbook accounts                        $ 61,485  $ 60,821   $ 58,830 $ 56,777  $ 54,872
NOW accounts                               20,200    19,721     19,163   18,637    18,148
Money market accounts                       8,020     7,925      7,823    7,723     7,625
Certificates of deposit                   262,614   260,419    258,276  256,163   254,101
                                         ------------------------------------------------
    TOTAL DEPOSITS                        352,319   348,886    344,092  339,300   334,746
Borrowings                                 54 222    53 622     53,036   52,463    51,902
                                         ------------------------------------------------
    TOTAL INTEREST-BEARING LIABILITIES    406,541   402,508    397,128  391,763   386,648
Other liabilities                           7,959     7,958      7,957    7,956     7,955
                                         ------------------------------------------------
Total liabilities                        $414,500  $410,466  $ 405,085 $399,719  $394,603
                                         ================================================
Loan commitments                         $    407  $    321  $     180 $    (25) $   (262)
                                         ================================================


The calculations of present value have certain shortcomings. The discount rates utilized for loans and mortgage-backed securities are based on estimated market interest rate levels for similar loans and securities nationwide, with prepayment levels generally assumed based on global statistics. The unique characteristics of the Association's loans and mortgage-backed securities may not necessarily parallel those assumed in the model, and therefore, would likely result in different discount rates, prepayment experiences, and present values. The discount rates utilized for deposits and borrowings are based upon available alternative types and sources of funds which are not necessarily indicative of the present value of deposits and FHLB advances since such deposits and advances are unique to, and have certain price and customer relationship advantages for, depository institutions. The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments and assumes that the resulting cash flows are reinvested in financial instruments with virtually identical terms. The total measurement of the Association's exposure to interest rate risk as presented in the above table may not be representative of the actual values which might result from a higher or lower interest rate environment. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by the Association designed to further mitigate the effect on the value of, and the net earnings generated from, the Association's net assets from any change in interest rates.

NET PORTFOLIO VALUE: The OTS adopted a final rule in August of 1993 incorporating an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that is deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net portfolio value ("NPV") to changes in interest rates. An institution's NPV is calculated as the net discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR component is measured as the change in the ratio of NPV to the net present value of total assets as a result of a hypothetical 200 basis point change in market interest rates. A resulting decline in this ratio of more than 2% of the estimated present value of an institution's total assets prior to the hypothetical 200 basis point change will require the institution to deduct from its regulatory capital 50% of that excess decline. Implementation of the rule has been postponed indefinitely.

The following table presents the Association's ratio of NPV to the present value of total assets as of September 30, 1997, as calculated by the OTS, based on information provided to the OTS by the Association.

    Change in interest      Net Present      Present Value     Ratio of NPV    Percentage
   rates (basis points)        Value        of Total Assets    to PV of TA        Change
-----------------------------------------------------------------------------------------------
           +200              $   51,074      $     445,939        11.45%          -2.17%
           +100                  58,126            457,870        12.69%          -0.93%
          Static                 63,874            468,779        13.63%            --
           -100                  67,674            477,819        14.16%          0.54%
           -200                  70,910            485,003        14.62%          0.99%


Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certin types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

In addition, the previous table does not necessarily indicate the impact of general interest rate movements on the Association's net interest income because the repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Association's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Calumet Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Calumet Bancorp, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated statements of income, stockholders' equity and cash flows of the Company for the year ended December 31, 1995 were audited by other auditors whose report dated February 5, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calumet Bancorp, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.







                                               /s/ Crowe, Chizek and Company LLP

                                               Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 27, 1998

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                                          AT DECEMBER 31,
                                                                          1997       1996
ASSETS:
 Cash                                                                  $  2,932    $  3 021
 Interest bearing deposits                                                5,351       6,154
                                                                       --------------------
CASH AND CASH EQUIVALENTS                                                 8,283       9,175
 Securities available-for-sale                                           46,967      57,362
 Securities held-to-maturity
 (fair value: $18,606 (1997); $27,375 (1996))                            18,768      27,970
 Loans receivable, net                                                  376,988     381,200
 Investment in limited partnerships                                      24,645      24,458
 Real estate held for sale acquired
  through foreclosure                                                     2,491       1,665
 Office properties and equipment, net                                     4,468       4,320
 Accrued interest receivable and other assets                             4,016       4,067
                                                                       --------------------
  TOTAL ASSETS                                                         $486,626    $510,217
                                                                       ====================
LIABILITIES:
 Deposits                                                              $348,461    $357,330
 Federal Home Loan Bank advances                                         45,060      59,850
 Advance payments by borrowers for
  taxes and insurance                                                     3,237       3,124
 Income taxes                                                             1,229         742
 Accrued interest payable and other liabilities                           7,025       7,407
                                                                       --------------------
  TOTAL LIABILITIES                                                     405,012     428,453

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 2,000,000 shares authorized                 -           -
 Common stock, $.01 par value, 4,200,000 shares authorized
  3,616,090 (1997) and 3,614,341 (1996) shares issued                        36          36
 Additional paid-in capital                                              35,217      35,090
 Unrealized gains on securities available for sale,
  net of income tax expense of $767 and $149                              1,303         239
 Retained earnings - substantially restricted                            56,786      73,817
 Unearned ESOP shares                                                      (283)       (849)
 Stock held FOR management recognition plan                                   -        (137)
 Treasury stock (474,593 shares (1997); 1,237,313 shares (1996))        (11,445)    (26,432)
                                                                       --------------------
  TOTAL STOCKHOLDER'S EQUITY                                             81,614      81,764
                                                                       --------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $486,626    $510,217
                                                                       ====================


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                    1997      1996       1995
                                                -------------------------------
Interest and Dividend Income:
  Loans                                           $34,013    $32,810    $31,955
  Securities and deposits                           4,987      6,109      6,806
                                                -------------------------------
  Total interest and dividend income               39,000     38,919     38,761
Interest Expense:
  Deposits                                         17,641     18,348     17,007
  Federal Home Loan Bank advances                   3,386      2,706      3,170
                                                -------------------------------
  Total interest expense                           21,027     21,054     20,177
                                                -------------------------------
NET INTEREST INCOME                                17,973     17,865     18,584
  Provision for losses on loans                       700        800        800
                                                -------------------------------
  Net interest income provision for losses         17,273     17,065     17,784
OTHER INCOME:
  Gain on loans sold                                  167        220        391
  Cain (loss) on sales of real estate                  70         (4)      (179)
  Gain (loss) on sales of securities                 (230)        53        (83)
  Income (loss) from limited partnerships           3,385      1,639       (125)
  Insurance commissions                               187        227        239
  Other                                               659        857        729
                                                -------------------------------
  Total other income                                4,238      2,992        972
OTHER EXPENSES:
  Compensation and benefits                         5,505      5,291      5,142
  Office occupancy end equipment                    1,295      1,302      1,340
  Federal insurance premiums                          231        801        818
  FDIC special assessment for SAIF                      -      2,316
  Advertising and promotion                           343        375        357
  Data processing                                     525        444        389
  Other                                             1,637      1,702      1,885
                                                -------------------------------
  Total OTHER EXPENSES                              9,536     12,231      9,931
                                                -------------------------------
  Income before income taxes                       11,975      7,826      8,825
  Income TAXES                                      3,988      2,427      2,860
                                                -------------------------------
NET INCOME                                        $ 7,987    $ 5,399    $ 5,965
                                                ===============================
BASIC EARNINGS PER SHARE                          $  2.46    $  1.44    $  1.44
                                                ===============================
DILUTED EARNINGS PER SHARE                        $  2.29    $  1.36    $  1.37
                                                ===============================

See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     (Dollars in thousands)

                                                               Net Unrealized
                                                               Gains (Losses)                                             Total
                                                    Additional on Securities              Unearned   Stock                Stock-
                                            Common  Paid-in      Available      Retained    ESOP     Held for  Treasury   holders'
                                             Stock  Capital       for Sale      Earnings   Shares     MRP        Stock     Equity
                                            -------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                $   36  $34,494     $ (1,953)       $62,453   $(1,980)   $(410)    $(14,354)  $78,286
Change in unrealized losses on
  securities available-for-sale net of
  income tax expense of $1,486                   -        -        2,376              -         -        -            -     2,376
Proceeds from conversion
  litigation settlement                          -       52            -              -         -        -            -        52
Proceeds from exercise of stock
  options - 5,546 shares                         -       74            -              -         -        -            -        74
Amortization of purchase price
  of MRP stock                                   -       45            -              -         -      137            -       182
Allocation of shares to ESOP
  participants                                   -        -            -              -       566        -            -       566
Repurchase of 124,300 shares
  of treasury stock                              -        -            -              -         -        -       (3,391)   (3,391)
Net income                                       -        -            -          5,965         -        -            -     5,965
                                            -------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                    36   34,665          423         68,418    (1,414)    (273)     (17,745)   84,110
Change in unrealized losses on
  securities available-for-sale net of
  income tax benefit of $68                      -        -         (184)             -         -        -            -      (184)
Proceeds from exercise of stock
  options - 14,969 shares                        -      351            -              -         -        -            -       351
Amortization of purchase price
  of MRP stock                                   -       74            -              -         -      136            -       210
Allocation of shares to ESOP
  participants                                   -        -            -              -       565        -            -       565
Repurchase of 310,819 shares
  of treasury stock                              -        -            -              -         -        -        (8,687)  (8,687)
Net income                                       -        -            -          5,399         -        -             -    5,399
                                            -------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                    36   35,090          239         73,817      (849)    (137)      (26,432)  81,764
Change in unrealized losses on
  securities available-for-sale net of
  income tax expense of $618                     -        -        1,064              -         -        -             -    1,064
Proceeds from exercise of stock
  options- 1,749 shares                          -       37            -              -         -        -             -       37
Amortization of PURCHASE PRICE
  of MRP stock                                   -       90            -              -         -      137             -      227
Allocation of shares to ESOP
  participants                                   -        -            -              -       566        -             -      566
Repurchase of 292,731 shares
  of treasury stock                              -        -            -              -         -        -       (10.027) (10,027)
Transfer 1,055,451 shares in three
  for-two stock split                            -        -            -        (25,018)        -        -        25,014       (4)
Net income                                       -        -            -          7,987         -        -             -    7,987
                                            -------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                $   36  $35,217     $  1,303        $ 56,786  $ (283)    $   -     $(11,445)  $81,614

See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                              1997      1996      1995
                                                                           -------------------------------
    OPERATING ACTIVITIES:
     Net income                                                             $  7,987  $  5,399  $   5,965
     Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for losses on loans                                              700       800        800
      Provision for depreciation                                                 357       361        337
      Amortization of deferred loan and commitment fees                         (851)     (939)      (893)
      Amortization and accretion of premiums and discounts                       205       233        224
      Amortization and allocation of stock based benefits                        703       701        703
      Loss (gain) on sales of securities available-for-sale                      230       (53)        83
      Equity in loss (income) from limited partnerships                       (3,385)   (1,639)       388
      Net loss (gain) on sale of real estate                                     (70)        4        179
      Originations of loans held for sale                                     (6,503)   (5,945)   (10,355)
      Gain on loans sold                                                        (167)     (220)      (391)
      Proceeds from loans sold                                                 6,670     6,165     1O,746
      Change in operating assets and liabilities:
      Decrease in accrued interest receivable and other assets                    51       178      2,707
       Increase (decrease) in income taxes                                       (23)      473       (156)
      (Decrease) increase in accrued interest payable and other liabilities     (382)      (34)       531
                                                                             ----------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                  5,522     5,484     10,868

    INVESTING ACTIVITIES:
     Securities available-for-sale:
      Purchases                                                              (45,063)  (30,238)   (27,486)
      Proceeds from sale                                                      53,883    35,075     15,452
      Repayments and maturities                                                3,036     5,755     21,128
     Securities held-to-maturity:
      Purchases                                                                  (10)     (557)    (5,055)
      Repayments end maturities                                                8,998     4,974      3,292
     Principal and fees collected on loans                                    97,898    79,034     68,460
     Loans originated                                                        (89,035)  (83,116)   (76,920)
     Loans purchased                                                          (5,844)   (3,567)    (6,577)
     Investments in limited partnerships                                      (3,882)  (11,563)    (4,664)
     Return of investment in limited partnerships                              7,080     4,970      3,761
     Proceeds from sales of real estate                                          588       348        730
     Purchases of office property and equipment                                 (505)     (414)       (88)
                                                                             ----------------------------
    NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES                        27,144       701     (7,967)

See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                     1997          1996         1995
                                                                  ------------------------------------
FINANCING ACTIVITIES:
 Net increase (decrease) in demand and passbook accounts           $  (1,539)    $  1,602    $  (9,894)
 Net increase (decrease) in certificates of deposit                   (7,330)      (3,523)      24,985
 Proceeds of Federal Home Loan Bank advances                          77,285      100,675       60,290
 Repayment of Federal Home Loan Bank advances                        (92,075)     (95,965)     (75,485)
 Net increase (decrease) in advance payments by
  borrowers for taxes and insurance                                      113           66         (208)
 Net proceeds from exercise of stock options                              15          165           57
 Proceeds from conversion litigation settlement                            -            -           52
 Purchase oftreasury stock                                           (10,027)      (8,687)      (3,391)
                                                                  ------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                (33,558)      (5,667)      (3,594)
                                                                  ------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (892)         518         (693)
 Cash and cash equivalents at beginning of year                        9,175        8,657        9,350
                                                                  ------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $  8,283     $  9,175     $  8,657
                                                                  ====================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest on deposits                 $ 17,568     $ 18,371     $ 15,844
 Cash paid during the year for interest on notes payable               3,451       2,663         3,240
                                                                  ------------------------------------
                                                                    $ 21,019     $ 21,034     $ 19,084
                                                                  ====================================
 Cash paid during the year for income taxes                          $ 3,788      $ 2,382      $ 3,328
                                                                  ====================================
Noncash transactions:
 Loans to facilitate sales of real estate owned                      $    88      $   935      $   973
 Loans transferred to real estate owned                                1,432          553        1,257
 Investment in limited partnership
  transferred to real estate owned                                         -            -        1,200

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and results of operations of the Company, and its wholly owned subsidiary, Calumet Federal Savings and Loan Association of Chicago (the Association) and the Association's two first-tier subsidiaries: wholly owned Calumet Residential Corporation, which owns 51% of Calumet United Limited Liability Company (Wyoming); and wholly owned Calumet Savings Service Corporation, which wholly owns Calumet Financial Corporation, Calumet Mortgage Corporation of Idaho and Calumet Mortgage Corporation of New Mexico. Calumet Mortgage Corporation of New Mexico was dissolved August 1, 1996.

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

The carrying value of securities reflects amortization of premiums and accretion of discounts over the estimated lives of the securities using the level yield method. Such amortization is included in interest income.
Interest and dividends are included in interest income from securities as earned. Realized gains and losses on all securities are computed using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.

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

ALLOWANCE FOR LOSSES ON LOANS

The Company provides for losses on loans based on evaluations of the loan portfolio, past credit loss experience, current economic conditions, the amount and timing of future cash flows expected to be received on impaired loans, and other pertinent factors which form a basis for determining the adequacy of the allowance for losses. Management believes that the allowance for losses on loans is adequate to absorb probable losses in the portfolio; however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows, using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

INTEREST ON LOANS

Interest on loans is recorded when earned. The Company places loans (including impaired loans) on nonaccrual status when they have been delinquent 90 or more days. When a loan is placed on nonaccrual status, previously accrued but uncollected interest is fully reserved.

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

INVESTMENT IN LIMITED PARTNERSHIPS

The Company invests in limited partnerships engaged in real estate development and sale and in loan servicing. As a limited partner without a controlling interest, the Company accounts for these investments using the equity method. The Company periodically reviews these investments for impairment based on review of independent appraisals, financial statements, and other relevant operating data. At December 31, 1997, one of the properties held by a real estate limited partnership was held for sale. A sale may result in proceeds exceeding the Company's investment by a significant amount.

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

DERIVATIVE FINANCIAL INSTRUMENTS

A derivative financial instrument includes futures, forwards, interest rate swaps, options and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps or options. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to make loans and standby letters of credit, which involve to varying degrees elements of credit risk and interest rate risk in excess of amounts recognized on the balance sheet. Commitments to make loans are agreements to lend to a customer as long as there is no violation of any contract condition. Commitments generally have fixed expiration dates and may require collateral if deemed necessary. Standby letters of credit are conditional commitments issued by the company to guarantee the performance of a customer to a third party up to a stipulated amount and with specific terms and conditions. Commitments to make loans and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

NEW ACCOUNTING PRONOUNCEMENTS

In 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125, as amended by SFAS No. 127, is effective on a prospective basis for some transactions in 1997 and others in 1998. Adoption of SFAS No. 125 in 1997 did not have a material effect on the Company's financial position or results of operations. The provisions of the statement effective in 1998 are not expected to have a material effect on the Company's financial position or results of operations.

EARNINGS PER SHARE

In 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is effective for the quarter ending December 31, 1997, and all prior earnings per share amounts have been restated to be comparable. All earnings per share data prior to the Company's November 17, 1997 three-for-two stock split have been restated to be comparable. Basic earnings per share of common stock has been determined by dividing net income for each period by the weighted average number of shares of common stock outstanding. Diluted earnings per share has been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding and additional shares issuable under stock options. Common stock issuable under stock options assumes the exercise of stock options and the use of proceeds to purchase treasury stock at the average market price for the period. Shares of common stock purchased by the Company's Employee Stock Ownership Plan ("ESOP") prior to December 31, 1992, are included in shares outstanding for purposes of calculating earnings per share. Shares committed to be released to the ESOP during the year are expensed during the year based on original cost. The ESOP did not purchase any shares subsequent to December 31, 1992, which would be subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans."

The following table presents a reconciliation of the denominators used to compute basic earnings per share and diluted earnings per share for the three years ended December 31, 1997.

                                                                     For the year ended December 31,
                                                           ===================================================
                                                                1997               1996               1995
                                                           ===================================================
Weighted average shares of common stock outstanding          3,244,500          3,748,353          4,150,560
Dilutive effects of assumed stock option exercises             243,561            207,546            201,941
Weighted average shares of common stock and
 common stock equivalents                                    3,488,061          3,955,899          4,352,501
EARNINGS PER SHARE:
Net income available to common shareholders                $     7,987          $   5,399   $          5,965
Basic earnings per share                                   $      2.46          $    1.44  $            1.44
EARNINGS PER SHARE ASSUMING DILUTION:
Net income available to common shareholders                $     7,987          $   5,399   $          5,965
Diluted earnings per share                                       $2.29          $    1.36         $     1.37

RECLASSIFICATION

Certain items in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.   SECURITIES

Securities at December 31, 1997 are summarized as follows:

                                                                        Gross                 Gross
                                                Amortized             Unrealized            Unrealized               Fair
                                                  Cost                  Gains                 Losses                Value
                                            =================================================================================
AVAILABLE-FOR-SALE
U.S. Government and agency securities           $29,504               $    468              $         -               $29,972
U.S. Government securities fund                   6,957                      -                        -                 6,957
Money market fund                                 3,697                      -                        -                 3,697
Equity securities                                 4,739                  1,604                        2                 6,341
                                            ---------------------------------------------------------------------------------
  Total                                         $44,897               $  2,072              $         2               $46,967
                                            =================================================================================
HELD-TO-MATURITY
FHLMC/FNMA mortgage securities                  $13,795               $     44              $       199               $13,640
CMO securities                                    1,709                      -                        7                 1,702
Municipal bonds                                     140                      -                        -                   140
Federal Home Loan Bank stock                      3,124                      -                        -                 3,124
                                            ---------------------------------------------------------------------------------
  Total                                         $18,768               $     44                      206               $18,606
                                            =================================================================================

Securities at December 31, 1996 are summarized as follows:

                                                                         Gross                 Gross
                                                 Amortized             Unrealized            Unrealized              Fair
                                                   Cost                   Gains                Losses                Value
                                            =================================================================================
AVAILABLE-FOR-SALE
U.S. Government and agency securities               $10,962                $   83                 $  59               $10,986
U.S. Government securities fund                      16,975                     -                   564                16,411
Money market fund                                       888                     -                     -                   888
ARM securities fund                                   5,222                     -                    35                 5,187
REMIC securities                                     11,628                     -                   108                11,520
Municipal bonds                                         861                     -                     -                   861
Equity securities                                    10,438                 1,109                    38                11,509
                                            ---------------------------------------------------------------------------------
 Total                                              $56,974                $ 1,192                $ 804               $57,362
                                            =================================================================================
HELD-TO-MATURITY
U.S. Government and agency securities               $ 5,000                $    -                 $   3               $ 4,997
FHLMC/FNMA mortgage securities                       17,209                    45                   627                16,627
CMO securities                                        2,406                     -                    10                 2,396
Municipal bonds                                         145                     -                     -                   145
Federal Home Loan Bank stock                          3,210                     -                     -                 3,210
                                            ---------------------------------------------------------------------------------
 Total                                              $27,970                $   45                 $ 640               $27,375
                                            =================================================================================

Securities with carrying amounts of $6.0 million and $7.3 million at December 31, 1997 and 1996, respectively, are pledged under credit enhancement agreements.

The amortized cost and fair value of debt securities available-for-sale and held-to-maturity at December 31, 1997, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized              Fair
                                                        Cost                Value
                                                    ==============================
AVAILABLE-FOR-SALE
Due in one year or less                              $ 3,106               $ 3,106
Due after one year through five years                 16,504                16,613
Due after five years through ten years                 6,932                 7,197
Due after ten years                                    2,962                 3,056
                                                    ------------------------------
                                                      29,504                29,972
Equity securities                                      4,739                 6,341
Mutual funds                                          10,654                10,654
                                                    ------------------------------
Total                                                $44,897               $46,967
                                                    ==============================
HELD-TO-MATURITY
Due after five years through ten years               $   573               $   584
Due after ten years                                   15,071                14,898
                                                    ------------------------------
                                                      15,644                15,482
Federal Home Loan Bank stock                           3,124                 3,124
                                                    ------------------------------
                                                     $18,768               $18,606
                                                    ==============================

The table below provides information concerning sales of securities available-for-sale.

                                                                       For the year ended December 31,
                                                                 =============================================
                                                                     1997              1996            1995
                                                                 =============================================
Gross proceeds from sales                                            $53,883          $35,075          $15,572
Gross realized gains                                                     484               68              137
Gross realized losses (including impairment)                             714               15              220
Income tax expense (credit) arising from net gains (losses)              (78)              19              (29)

3.   LOANS RECEIVABLE

Loans receivable consisted of the following:

                                                                                At December 31,
                                                                          ===========================
                                                                             1997           1996
                                                                          ===========================
Mortgage loans:                                                           $209,999        $207,697
One-to-four family residential                                              40,933          47,510
Multifamily residential                                                     97,186          97,093
Commercial real estate                                                      27,645          27,442
Construction loans                                                          12,207          13,760
Land loans                                                                 387,970         393,502
Total mortgage loans                                                         4,920           2,184
Other loans                                                                392,890         395,686
Total loans receivable                                                       7,820           6,386
Less: Undisbursed portion of loan proceeds                                   2,012           2,470
      Unearned income                                                        6,070           5,630
      Allowance for losses on loans                                       $376,988        $381,200
Net loans receivable

The Company has pledged residential mortgage loans as collateral to borrowings from the Federal Home Loan Bank of Chicago in an amount not less than 170% of outstanding advances and letters of credit.

The Company's lending activities have been concentrated primarily in residential real property secured by first liens on such property. The Company requires collateral on all loans and generally maintains loan-to-value ratios of no greater than 80% on mortgage loans. At December 31, 1997, the Company's mortgage loan portfolio was geographically diversified, with concentrations primarily in Illinois (33%), Colorado (24%), Idaho (21%), and New Mexico (15%). Mortgage loans in Indiana and Michigan, all within the company's immediate lending area, represent another 4% of the portfolio at December 31, 1997. At December 31, 1996, these concentrations were: Illinois (35%); Colorado (26%); Idaho (19%); New Mexico (14%); and Indiana/Michigan (3%).

4.   ALLOWANCE FOR LOSSES ON LOANS

Changes in the allowance for losses on loans are as follows:



                                                                        For the year ended December 31,
                                                                    =======================================
                                                                    1997            1996             1995
                                                                    =======================================
Balance at beginning of year                                        $5,630          $4,870           $4,870
Provision for losses                                                   700             800              800
Charge-offs                                                           (323)           (114)            (474)
Recoveries                                                              63              74              115
                                                                    ---------------------------------------
Balance at end of year                                              $6,070          $5,630           $4,870
                                                                    =======================================

At December 31, 1997, the Company had two related loans that were considered impaired with a recorded investment of $1.1 million. These loans have been placed in nonaccrual status. One of the loans has been fully reserved in the amount of $350, the other does not have a specific reserve. The average recorded investment in impaired loans during the year ended December 31, 1997, was approximately $1.1 million. For the year ended December 31, 1997, the Company recognized interest income (using the cash basis method of income recognition) on those impaired loans of $92. These same two loans were considered impaired at December 31, 1996. The average recorded investment in impaired loans during the year ended December 31, 1996, was approximately $654. For the year ended December 31, 1996, the Company recognized interest income on those impaired loans of $98.

5.   OFFICE PROPERTIES AND EQUIPMENT


Office properties and equipment are summarized as follows:                   At December 31,
                                                                      ===========================
                                                                        1997               1996
                                                                      ===========================
Land                                                                     $939               $936
Buildings                                                               4,485              4,190
Furniture and equipment                                                 3,364              3,218
                                                                      ---------------------------
                                                                        8,788              8,344
Less accumulated depreciation                                           4,320              4,024
                                                                      ---------------------------
Office properties and equipment, net                                   $4,468             $4,320
                                                                      ===========================

6.   DEPOSITS

Deposits are summarized as follows:                                          At December 31,
                                                                     =============================
                                                                        1997               1996
                                                                     =============================
Non-interest-bearing deposits                                        $  3,766             $  2,495
N.O.W. accounts                                                        18,565               18,297
Money market accounts                                                   8,436                7,551
Passbook savings                                                       60,714               64,677
Certificates of deposit                                               256,980              264,310
                                                                     -----------------------------
                                                                     $348,461             $357,330
                                                                     =============================
Deposit accounts with balances in excess of $100,000                 $ 23,112             $ 24,452
                                                                     =============================

Scheduled maturities of certificates of deposit at December 31, 1997 are as follows:

          Maturity dates
          --------------
          1998                                                                       $214,050
          1999                                                                         23,739
          2000                                                                         12,925
          2001                                                                          2,218
          2002                                                                          3,172
          After 2002                                                                      876
                                                                                     --------
              Total                                                                  $256,980
                                                                                     ========

Substantially all of the Association's depositors are residents of the State of Illinois.

7.   FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances consist of the following:

                                                         At December 31,
                                                      ====================
          Maturity Dates                                1997       1996
          --------------                              ====================
          1997                                        $     -      $30,675
          1998                                         19,000       16,000
          1999                                         19,985       12,000
          2002                                          4,900            -
          2003                                          1,175        1,175
                                                      --------------------
            Total                                     $45,060      $59,850
                                                      ====================

Federal Home Loan Bank advances all have fixed rates of interest at December 31, 1997. At December 31, 1997, the interest rates on fixed rate advances ranged from 5.90% to 6.51%, with a weighted average rate of 6.10%. At December 31, 1996, the interest rates on fixed rate advances ranged from 5.25% to 8.14%, with a weighted average rate of 6.14%. The Company also borrowed $4.0 million of overnight advances at December 31, 1996, which have a daily floating rate. The Company is required to maintain qualifying loans in its portfolio of at least 170% of outstanding advances and letters of credit as collateral to notes payable to the Federal Home Loan Bank of Chicago (FHLB). FHLB stock is also pledged as collateral.

8.   INCOME TAXES

The provision for income taxes consists of the following:

                                         For the year ended December 31
                                   ===========================================
                                         1997          1996         1995
                                   ===========================================
Current expense:
  Federal                               $3,101        $2,771        $1,954
  State                                    325           264           303
Deferred expense (benefit)                 562          (608)          603
                                   -------------------------------------------
 Total income tax expense               $3,988        $2,427        $2,860
                                   ===========================================

Reconciliations of the income tax expense included in the consolidated financial statements and amounts computed by applying the statutory federal income tax rate are as follows:

                                         For the year ended December 31
                                   ===========================================
                                         1997          1996         1995
                                   ===========================================
Federal income taxes at the statutory
 rate                                  $4,072        $2,661        $3,001
 Items affecting federal income tax
 rate:
  State income taxes                      365           152           206
  Dividends received deduction           (142)         (176)         (137)
  Low income housing tax credits         (222)         (218)            -
  Other, net                              (85)            8          (210)
                                   -------------------------------------------
    Total                              $3,988        $2,427        $2,860
                                   ===========================================

Significant components of the deferred tax assets and liabilities are as follows:

                                                                                   At December 31,
                                                                            ===========================
                                                                                1997             1996
                                                                            ===========================
Deferred tax assets:
Loan fees                                                                   $    -              $   49
Allowance for losses on loans                                                1,866               1,846
                                                                            ---------------------------
                                                                             1,866               1,895
                                                                            ---------------------------
Deferred tax liabilities:
Depreciation                                                                   346                 378
Stock dividends on FHLB stock                                                   91                 104
Loan fees                                                                      144                 556
Tax effect of tax bad debt reserves in excess of base year                     419                   -
Net unrealized gains on securities available-for-sale                          767                 149
Income from limited partnerships                                               871                 296
Other, net                                                                      12                  16
                                                                            ---------------------------
                                                                             2,650               1,499
                                                                            ---------------------------
Net deferred tax asset (liability)                                          $(784)              $  396
                                                                            ===========================

The net deferred tax (liability) asset is included in (income taxes payable) other assets on the Consolidated Statements of Financial Condition in 1997 and 1996, respectively. Retained earnings at December 31, 1997 includes approximately $6.7 million for which no provision for federal income taxes has been recognized. Tax legislation passed in August 1996 now requires all thrift institutions to deduct a provision for bad debts for tax purposes based on actual loss experience and recapture the excess bad debt reserve accumulated in the tax years after 1986. The Company recaptured $254 in 1997 and will recapture a like amount for the next five years.

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

At December 31, actual capital levels and minimum required levels of the Association were:

                                                                                                             Minimum Required To
                                                                                                             Be Well Capitalized
                                                                                Minimum Required for             Under Prompt
                                                        Actual                    Capital Adequacy            Corrective Action
                                               ==================================================================================
                                                  Amount       Ratio             Amount       Ratio            Amount       Ratio
                                               ==================================================================================
     1997
--------------------
Total capital (to risk-weighted assets)          $ 52,176     17.4%             $ 24,022     8.0%             $ 30,027     10.0%
Tier 1 (core) capital (to risk-weighted assets)  $ 48,399     16.1%             $ 12,011     4.0%             $ 18,016      6.0%
Tier 1 (core) capital (to average assets)        $ 48,399     10.5%             $ 18,463     4.0%             $ 23,079      5.0%
Tier 1 (core) capital (to adjusted total assets) $ 48,399     10.7%             $ 13,583     3.0%                N/A
Tangible capital (to adjusted total assets)      $ 48,399     10.7%             $  6,792     1.5%                N/A

     1996
--------------------
Total capital (to risk-weighted assets)          $ 51,365     16.6%             $ 24,765     8.0%             $ 30,956     10.0%
Tier 1 (core) capital (to risk-weighted assets)  $ 47,481     15.3%             $ 12,382     4.0%             $ 18,573      6.0%
Tier 1 (core) capital (to average assets)        $ 47,481      9.9%             $ 19,110     4.0%             $ 23,888      5.0%
Tier 1 (core) capital (to adjusted total assets) $ 47,481      9.9%             $ 14,325     3.0%                N/A
Tangible capital (to adjusted total assets)      $ 47,481      9.9%             $  7,162     1.5%                N/A


Dividends paid during the year by the Association to the Company are restricted to one half of excess capital as of the end of the prior year plus current earnings. At December 31, 1997, this restriction limited the potential dividend to $11.1 million. The Association paid $6.0 million , $9.0 million, and $6.0 million in dividends to the Company during 1997, 1996, and 1995, respectively.

As of December 31, 1997, the most recent notification from the Office of Thrift Supervision categorized the association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Association's category.

The Association meets the Qualified Thrift Lender test, which requires at least 65% of assets to be housing-related or other specified assets. A failure to meet the QTL test places limits on growth, branching, new investment, FHLB advances and dividends.

10.  EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit-sharing plan which covers all employees with one year of service who are at least 21 years of age. Contributions to the 401(k) profit-sharing plan are made at the discretion of the Board of Directors. There were no contributions to the plan in 1997, 1996 or 1995.

The Company sponsors an employee stock ownership plan (ESOP) that covers all employees with one year of service who are at least 21 years of age. The ESOP is funded by discretionary contributions made by the Association. At December 31, 1997, there were 84,870 (split adjusted) shares committed to be released for 1997, and 42,435 (split adjusted) unallocated shares. The fair value of unallocated ESOP shares at December 31, 1997, was $1.4 million. The Association recorded $566, $565 and $566 of compensation expense during 1997, 1996 and 1995, respectively, based on the cost of shares released for those years. Unearned ESOP shares are considered to be outstanding for purposes of computing earnings per share. The average (split adjusted) unearned ESOP shares outstanding during 1997, 1996, and 1995 were 84,870, 169,740 and 257,262, respectively.

In connection with the conversion to stock ownership, the Company adopted a Management Recognition and Retention Plan (MRP). The Association contributed $1.4 million allowing the MRP to acquire 187,425 (split adjusted) shares of common stock of the Company, at an average cost of $7.55 per share. Under the MRP, 133,074 (split adjusted) shares of common stock were awarded to key employees in 1992. One third of these shares vested in 1992, 1993, and 1994 at an amortized cost of $335 each year. The remaining 54,351 (split adjusted) shares were awarded in 1995 and vested in 1995, 1996, and 1997. The amortized cost of the vested shares was $137, $136 and $137 in 1997, 1996 and 1995, respectively.

The Company has a stock option plan under the terms of which 530,438 (split adjusted) shares of the Company's common stock were reserved for issuance. The options become exercisable on a cumulative basis in equal installments over a five year period from the date of grant. The options expire ten years from the date of grant.

A summary of the status of the Company's stock option plan as of December 31, 1997, 1996, and 1995, and changes during the years then ended is presented below. Share and per share data has been adjusted for the 1997 three-for-two split:

                                                    Weighted-               Weighted-               Weighted-
                                                     average                average                  average
                                        1997        Exercise       1996     Exercise      1995      Exercise
                                       Shares        Price        Shares     Price       Shares       Price
                                    ========================================================================
Outstanding at beginning of year       412,146        $7.61       434,600    $  7.59     395,166      $ 6.67
Granted                                      -                          -                 48,813       14.92
Exercised                               (2,624)        7.33       (22,454)      7.35      (8,319)       6.77
Forfeited                                    -            -             -          -      (1,060)          -
                                    ------------------------------------------------------------------------
Outstanding at end of year             409,522        $7.61       412,146      $7.61     434,600      $ 7.59
                                    ========================================================================
Options exercisable at end of year     390,741        $7.25       383,976      $7.07     301,028      $ 6.93
Weighted-average fair value
of options granted during year               -            -             -          -      48,813      $ 7.14

Of the outstanding options at December 31, 1997, 362,891 relate to options granted in 1992 at an exercise price of $6.67 and having a remaining life of
4.1 years before expiration. All of these options are fully vested and exercisable. The remaining 46,631 options outstanding at December 31, 1997, relate to those granted in 1995 at an exercise price of $14.92 and have a remaining life of 7.1 years before expiration. These options vest in equal installments over a five year period from the date of grant and were 60% vested at December 31, 1997. Of these options, 27,850 were exercisable at December 31, 1997. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. If the stock options granted in 1995 had been valued under SFAS No. 123 "Accounting for Stock-Based Compensation," at their fair value at the date of grant, those options would have been valued at $7.14 per share and resulted in an annual cost of $70 for 1995 through 1999.

Had compensation cost been determined based on the fair value at the grant dates for awards under the stock option plan in 1995, the Company's net income and earnings per share would have been reduced to the proforma amounts in the table below. For purposes of proforma disclosure, the estimated fair value of the stock options awarded is amortized to expense over their respective vesting periods.

                                             For the year ended December 31,
                                      ==============================================
                                         1997              1996              1995
                                      ==============================================
Proforma net income                      $7,940             $5,349            $5,915
Proforma basic earnings per share        $ 2.45             $ 1.43            $ 1.43
Proforma diluted earnings per share      $ 2.27             $ 1.35            $ 1.36

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

11.  COMMITMENTS AND CONTINGENCIES

The Company had outstanding commitments as follows:

                                          At December 31,
                                       =============================
                                            1997             1996
                                       =============================
Residential property loans                 $7,682            $4,088
Nonresidential property loans                 491             1,634
Credit enhancements                         9,225             6,279
Lines of credit                            10,669            19,447
Letters of credit                           1,491             1,425
Residential property investment             1,349             1,693

At December 31, 1997, the Company's residential property loan commitments included approximately $5.3 million of adjustable rate mortgages and $2.9 million of fixed rate mortgages. Interest rates on the fixed rate commitments ranged from 6.75% to 9.50%. The Company's residential loan commitments include $97 of commitments as a result of its mortgage banking activities. These loans will be sold to third-party investors under existing investor commitments to purchase. The nonresidential property loan commitments included $383 of adjustable rate mortgages and $108 of fixed rate mortgages. The fixed rate commitments ranged from 9.50% to 10.00%.

The Company has entered into two credit enhancement agreements with local municipalities to guarantee the repayment of an aggregate of $6.1 million of municipal revenue bonds which are secured by first mortgages on an apartment and on a commercial office building project. To secure its guaranty of the bonds, the Company has agreed to pledge and deposit with the designated trustees certain securities or has provided an irrevocable standby letter of credit from the FHLB as security. In the event of default on the bonds, the Company's maximum liability is the amount of the credit guaranty. Fees for providing these credit enhancements were $78, $67, and $84 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company has committed to invest $2.0 million in low income housing projects located in the Chicago area. The investment is being made through a limited partnership and will be funded over a ten year period. At December 31, 1997, the Company has funded $651 of the $2.0 million commitment. The projects qualify for the low income housing income tax credit.

The Company and its subsidiaries are involved in litigation arising in the ordinary course of business. The resolution of these matters is not expected, either individually or in the aggregate, to have a material effect on the Company's financial condition or results of operations.

12.  STOCKHOLDERS' EQUITY

In connection with its conversion to stock ownership, the Company established a liquidation account in the amount of $36.6 million for the benefit of eligible account holders who continue to maintain their accounts at the Company after the conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the balance of the liquidation account or if such declaration would otherwise violate regulatory requirements.

On October 21, 1997, the Board of Directors of the Company declared a three-for-two common stock split in the form of a 50% common stock dividend to stockholders of record on November 3, 1997. The share amounts shown in the consolidated statements of stockholders' equity reflect actual share amounts for each period. A total of 1,055,451 previously acquired treasury shares were used in the distribution. During 1997, the Company repurchased 426,597 (split adjusted) shares of its common stock at an average cost of $23.50 per share. During 1996, the Company repurchased 466,229 (split adjusted) shares of its common stock at an average cost of $18.63 per share. The Company has 3,141,497 shares of common stock outstanding at December 31, 1997, with a book value of $25.98 per share.

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

The carrying value and the estimated fair value of financial instruments are as follows:

                                                    At December 31, 1997                At December 31, 1996
                                                  ==================================================================
                                                  Carrying         Estimated          Carrying         Estimated
                                                   Value           Fair Value          Value           Fair Value
                                                  ==================================================================
Assets
  Cash and cash equivalents                          $  8,283          $  8,283          $  9,175          $  9,175
  Securities available-for-sale                        46,967            46,967            57,362            57,362
  Securities held-to-maturity                          18,768            18,606            27,970            27,375
  Loans receivable                                    376,988           385,847           381,200           384,757
Liabilities
  Demand, NOW and savings deposits                   $ 91,481          $ 91,481          $ 93,020          $ 93,020
  Certificates of deposit (time deposits)             256,980           258,988           264,310           265,761
  FHLB advances                                        45,060            45,032            59,850            59,760

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

Certificates of deposit (time deposits): The fair value of time deposit accounts which have fixed rates of interest was estimated using a discounted cash flow calculation and current interest rates for similar accounts with the same remaining term to maturity. The Company does not have any material, variable rate time deposits

FHLB advances: The fair value of fixed rate FHLB advances was estimated using a discounted cash flow calculation and current interest rates for advances with the same remaining term to maturity. The carrying amounts of variable rate advances and accrued interest on advances approximates fair value.

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

                                                                                 AT DECEMBER 31,
                                                                              =====================
                                                                                 1997        1996
STATEMENTS OF FINANCIAL CONDITION                                             =====================
ASSETS
Cash and cash equivalents                                                       $    29     $  138
Securities available-for-sale                                                    10,038      9,367
Loan receivable from ESOP                                                           283        849
Loan receivable from Association                                                      -      2,000
Equity in net assets of Association                                              54,082     52,682
Investment in limited partnerships                                               18,390     17,393
Real estate held for sale                                                             -        147
Other assets                                                                        354         89
                                                                              ---------------------
TOTAL ASSETS                                                                    $83,176    $82,665
                                                                              =====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Other liabilities                                                               $ 1,562    $   901
Common Stock                                                                         36         36
Additional paid-in-capital                                                       35,217     35,090
Net unrealized gains on securities available-for-sale,
 including unrealized losses of the Association of
 $297 in 1997 and $414 in 1996                                                    1,303        239
Retained earnings                                                                56,786     73,817
Unearned ESOP shares                                                               (283)      (849)
Stock held for management recognition plan                                            -       (137)
Treasury stock                                                                  (11,445)   (26,432)
                                                                              ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $83,176    $82,665
                                                                              =====================

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                          =========================================
                                                            1997             1996            1995
STATEMENTS OF INCOME                                      =========================================
Dividends received from the Association                    $6,000           $9,000          $    -
Interest and dividend income                                  621              886           1,083
Interest expense                                              (58)               -               -
Gain on sale of real estate                                    19               70               -
Gain on sale of securities available-for-sale                 454               68             137
Income (loss) from limited partnerships                     2,638              613            (207)
Equity in undistributed (overdistributed) earnings
 of Association                                               (33)          (4,358)          5,675
                                                          -----------------------------------------
Total income                                                9,641            6,279           6,688
General and administrative expenses                           635              612             701
                                                          -----------------------------------------
Income before income taxes                                  9,006            5,667           5,987
Income tax expense                                          1,019              268              22
                                                          -----------------------------------------
NET INCOME                                                 $7,987           $5,399          $5,965
                                                          =========================================


                                               FOR THE YEAR ENDED DECEMBER 31,
                                               --------------------------------
STATEMENTS OF CASH FLOWS                         1997        1996        1995
                                               --------------------------------
OPERATING ACTIVITIES:
Net income                                     $  7,987    $  5,399    $  5,965
Equity in (undistributed) overdistributed
  earnings of Association                            33       4,358      (5,675)
Gain on sale of real estate                         (19)        (70)          -
Gain on sales of securities                        (454)        (68)       (137)
Equity (income) loss from limited partnerships   (2,638)       (613)        207
Decrease (increase) in other assets                (265)        269        (306)
Increase (decrease) in other liabilities            540         (12)        595
                                               --------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES         5,184       9,263         649

INVESTING ACTIVITIES:
Purchase of securities                          (21,951)    (23,883)     (7,086)
Proceeds of sales and maturities of securities   22,296      27,076      12,046
Loans originated                                      -      (7,000)          -
Principal payments on loans receivable            2,566       5,565         566
Investments in limited partnerships              (1,250)     (5,000)     (3,100)
Return of investment in limited partnerships      2,891       1,288         357
Proceeds from sale of real estate                   166       1,123           -
                                               --------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                      4,718        (831)      2,783

FINANCING ACTIVITIES:
Net proceeds from exercise of stock options          16         165          57
Proceeds from conversion litigation settlement        -           -          52
Purchase of treasury stock                      (10,027)     (8,687)     (3,391)
                                               --------------------------------
NET CASH USED IN FINANCING ACTIVITIES           (10,011)     (8,522)     (3,282)
                                               --------------------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 (109)        (90)        150
Cash and cash equivalents at beginning of year      138         228          78
                                               --------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $     29    $    138    $    228
                                               ================================

15.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                  For the year ended December 31 1997           For the year ended December 31, 1996
                            ------------------------------------------------------------------------------------------------
                                         Three months ended                              Three months ended
                             -----------------------------------------------------------------------------------------------
                             March 31      June 30    Sept. 30    Dec. 31     March 31      June 30     Sept. 30     Dec. 31
                             -----------------------------------------------------------------------------------------------
Interest income                $9,756      $9,776     $9,757      $9,711      $9,917       $9,717       $9,616       $9,669
Interest expense                5,231       5,279      5,330       5,187       5,259        5,218        5,227        5,350
                             -----------------------------------------------------------------------------------------------
Net interest income             4,525       4,497      4,427       4,524       4,658        4,499        4,389        4,319
Provision for losses
 on loans                         200         200        200         100         200          200          200          200
                             -----------------------------------------------------------------------------------------------
Net interest income
 after provision for
 losses on loans                4,325       4,297      4,227       4,424       4,458        4,299        4,189        4,119
Gains (losses) on
sales of securities                31          69        (59)       (271)         20            -          (15)          48
Other income (1)                  984         951        555       1,978         814          816          656          653
SAIF assessment(2)                  -           -          -           -           -            -        2,316            -
Other expenses                  2,748       2,185      2,247       2,356       2,854        2,351        2,356        2,354
                             -----------------------------------------------------------------------------------------------
Income before income
 taxes                          2,592       3,132      2,476       3,775       2,438        2,764          158        2,466
Income taxes                      821       1,067        800       1,300         849          850          (49)         777
                             -----------------------------------------------------------------------------------------------
Net income                     $1,771      $2,065     $1,676      $2,475      $1,589       $1,914        $ 207       $1,689
                             ===============================================================================================
Basic earnings per share       $ 0.52      $ 0.64     $ 0.53      $ 0.78      $ 0.40       $ 0.50        $0.06       $ 0.47
                             ===============================================================================================
Diluted earnings per share     $ 0.48      $ 0.60     $ 0.49      $ 0.72      $ 0.38       $ 0.47       $ 0.05       $ 0.45
                             ===============================================================================================
Reported stock prices
                 High          $24.83      $26.50     $31.58      $34.63      $19.00       $19.00       $19.17       $22.67
                 Low            21.67       22.83      24.83       31.00       18.33        18.33        18.50        18.83
                 Close          23.75       25.33      30.83       33.25       18.50        18.67        18.92        22.17


Stock prices and per share data have been restated for the November 17, 1997, three-for-two stock split.

(1) Other income for the fourth quarter of 1997 includes a gain of $1.2 million for the sale of a limited partnership investment.

(2) On September 30, 1996, President Clinton signed legislation which provided for a special assessment by the FDIC to recapitalize the SAIF. The Company paid a $2.3 million special assessment as a result of this legislation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND OFFICERS OF REGISTRANT

The information contained on pages 4 through 7 of Calumet Bancorp, Inc.'s Proxy Statement dated March 26, 1998 with respect to directors and executive officers of the Registrant is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained on pages 7 through 13 of Calumet Bancorp, Inc.'s Proxy Statement dated March 26, 1998 with respect to executive compensation is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 3 through 5 of Calumet Bancorp, Inc.'s Proxy Statement dated March 26, 1998 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 16 of Calumet Bancorp, Inc.'s Proxy Statement dated March 26, 1998 with respect to certain relationships and related transactions is incorporated herein by reference in response to this item.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) Financial Statements

The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

     Consolidated Statements of Financial Condition at December 31, 1997 and
1996
     Consolidated Statements of Income for the years ended December 31, 1997, 1996,and 1995
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995
     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995
     Notes to Consolidated Financial Statements
     Report of Independent Auditor at December 31, 1997, and for the two years then ended

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

None
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    CALUMET BANCORP, INC.


Date: March 26, 1998     By: /s/ Thaddeus Walczak
                             --------------------------------------
                             Thaddeus Walczak
                             Chairman of the Board and
                             Chief Executive Officer
                             (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     By:  /s/ Carole J. Lewis         By:  /s/ Thaddeus Walczak
          --------------------------       -------------------------------
          Carole J. Lewis                  Thaddeus Walczak
          President, Chief Operating       Chairman of the Board and
          Officer and Director             Chief Executive Officer
          Date: March 26, 1998             Date: March 26, 1998

     By:  /s/ John L. Garlanger       By:  /s/ William A. McCann
          --------------------------       -------------------------------
          John L. Garlanger                William A. McCann
          Senior Vice President and        Director
          Treasurer                        Date: March 26, 1998
          (Principal Financial and
          Accounting Officer)
          Date: March 26, 1998

     By:  /s/ Dr. Henry J. Urban      By:  /s/ Tytus R. Bulicz
          --------------------------       -------------------------------
          Dr. Henry J. Urban               Tytus R. Bulicz
          Director                         Director
          Date: March 26, 1998             Date: March 26, 1998

     By:  /s/ Louise Czarobski        By:  /s/ Darryl Erlandson
          --------------------------       -------------------------------
          Louise Czarobski                 Darryl Erlandson
          Director                         Director
          Date: March 26, 1998             Date: March 26, 1998