Form 10-Q
period 1998-03-31
CALUMET BANCORP INC /DE
filed 1998-05-07
CIK 879694

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q

     (Mark one)
           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1998

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

     As of May 8, 1998, the Company has 3,141,497 shares of $0.01 par value common stock outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                          PAGE NO.
                                                                       -------
         Consolidated Statements of Financial Condition
         as of March 31, 1998 and December 31, 1997                       3

         Consolidated Statements of Income
         for the three months ended March 31, 1998 and 1997               4

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 1998 and 1997               5

         Consolidated Statements of Stockholders' Equity
         and Other Comprehensive Income
         for the three months ended March 31, 1998 and 1997               7

         Notes to Consolidated Financial Statements                       8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                             9


                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                15

ITEM 2 - CHANGES IN SECURITIES                                            15

ITEM 3 - DEFAULT UPON SENIOR SECURITIES                                   15

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15

ITEM 5 - OTHER INFORMATION                                                15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 15

         SIGNATURE PAGE                                                   15

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                                               (UNAUDITED)
                                                                               MARCH 31,      DECEMBER 31,
                                                                                 1998            1997
                                                                               --------------------------
ASSETS:
  Cash                                                                         $   3,034      $    2,932
  Interest bearing deposits                                                        6,468           5,351
                                                                               --------------------------
CASH AND CASH EQUIVALENTS                                                          9,502           8,283
  Securities available-for-sale                                                   52,010          46,967
  Securities held-to-maturity
   (fair value: $17,725 (1998); $18,606 (1997))                                   17,887          18,768
  Loans receivable, net                                                          374,376         376,988
  Investment in limited partnerships                                              24,190          24,645
  Real estate held for sale acquired
    through foreclosure                                                            3,878           2,491
  Office properties and equipment, net                                             4,707           4,468
  Accrued interest receivable and other assets                                     3,718           4,016
                                                                               --------------------------
     TOTAL ASSETS                                                              $ 490,268      $  486,626
                                                                               ==========================

LIABILITIES:
  Deposits                                                                     $ 347,979      $  348,461
  Federal Home Loan Bank advances                                                 45,060          45,060
  Advance payments by borrowers for
    taxes and insurance                                                            2,375           3,237
  Income taxes                                                                     2,728           1,229
  Accrued interest payable and other liabilities                                   6,364           7,025
                                                                               --------------------------
     TOTAL LIABILITIES                                                           404,506         405,012

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares authorized                         -               -
  Common stock, $.01 par value, 4,200,000 shares authorized,
     3,616,090 shares issued                                                          36              36
  Additional paid-in capital                                                      35,217          35,217
  Retained earnings - substantially restricted                                    60,780          56,786
  Accumulated other comprehensive income, net of tax                               1,315           1,303
  Unearned ESOP shares                                                              (141)           (283)
  Treasury stock (474,593 shares)                                                (11,445)        (11,445)
                                                                               --------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                   85,762          81,614
                                                                               --------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 490,268      $  486,626
                                                                               ==========================


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                                             (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -----------------
                                                            1998      1997
                                                          -----------------
INTEREST AND DIVIDEND INCOME:
  Loans                                                   $8,422    $8,396
  Securities and deposits                                  1,112     1,360
                                                          -----------------
  Total interest and dividend income                       9,534     9,756
INTEREST EXPENSE:
  Deposits                                                 4,278     4,353
  Federal Home Loan Bank advances                            708       878
                                                          -----------------
  Total interest expense                                   4,986     5,231
                                                          -----------------
NET INTEREST INCOME                                        4,548     4,525
  Provision for losses on loans                              106       200
                                                          -----------------
  Net interest income after provision for losses           4,442     4,325
OTHER INCOME:
  Gain on loans sold                                          38        18
  Losses on sales of real estate                               -       (42)
  Gains on sales of securities                                25        31
  Income from limited partnerships                         4,125       881
  Insurance commissions                                       63        23
  Other                                                      281       104
                                                          -----------------
  Total other income                                       4,532     1,015
OTHER EXPENSES:
  Compensation and benefits                                1,678     1,774
  Office occupancy and equipment                             319       307
  Federal insurance premiums                                  55        60
  Advertising and promotion                                   57        58
  Data processing                                            139       125
  Other                                                      496       424
                                                          -----------------
  Total other expenses                                     2,744     2,748
                                                          -----------------
  Income before income taxes                               6,230     2,592
  Income taxes                                             2,236       821
                                                          -----------------
NET INCOME                                                $3,994    $1,771
                                                          =================
BASIC EARNINGS PER SHARE                                  $ 1.27    $ 0.52
                                                          =================
DILUTED EARNINGS PER SHARE                                $ 1.17    $ 0.48
                                                          =================


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                             (UNAUDITED)
                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                         --------------------
                                                                                           1998       1997
                                                                                         --------------------
OPERATING ACTIVITIES:
  Net income                                                                             $ 3,994     $ 1,771
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for losses on loans                                                            106         200
    Provision for depreciation                                                                92          85
    Amortization of deferred loan and commitment fees                                       (154)       (139)
    Amortization and accretion of premiums and discounts                                      38          50
    Amortization and allocation of stock based benefits                                      142         176
    Gain on sales of securities available-for-sale                                           (25)        (31)
    Equity in income from limited partnerships                                            (4,125)       (881)
    Net loss on sale of real estate                                                            -          42
    Originations of loans held for sale                                                   (4,160)     (2,907)
    Gain on loans sold                                                                       (38)        (18)
    Proceeds from loans sold                                                               4,198       2,925
    Change in operating assets and liabilities:
     Decrease (increase) in accrued interest receivable and other assets                     298         (48)
      Increase (decrease) in income taxes                                                  1,589         (16)
     Decrease in accrued interest payable and other liabilities                             (661)       (747)
                                                                                         ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  1,294         462

INVESTING ACTIVITIES:
  Securities available-for-sale:
    Purchases                                                                            (15,992)    (10,558)
    Proceeds from sale                                                                     8,410      14,530
    Repayments and maturities                                                              2,500       1,634
  Securities held-to-maturity:
    Purchases                                                                                  -           -
    Repayments and maturities                                                                830       1,002
  Principal and fees collected on loans                                                   22,261      21,117
  Loans originated                                                                       (20,729)    (14,886)
  Loans purchased                                                                           (260)       (593)
  Investments in limited partnerships                                                     (2,742)       (545)
  Return of investment in limited partnerships                                             7,322       1,119
  Proceeds from sales of real estate                                                           -          50
  Purchases of office property and equipment                                                (331)       (121)
                                                                                         ---------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                  1,269      12,749

See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

                                                                         (UNAUDITED)
                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     --------------------
                                                                         1998        1997
                                                                     --------------------
FINANCING ACTIVITIES:
  Net increase (decrease) in demand and passbook accounts             $ 2,121     $  (937)
  Net decrease in certificates of deposit                              (2,603)     (6,843)
  Proceeds of Federal Home Loan Bank advances                          14,000       8,500
  Repayment of Federal Home Loan Bank advances                        (14,000)    (11,800)
  Net decrease in advance payments by
    borrowers for taxes and insurance                                    (862)       (897)
  Net proceeds from exercise of stock options                               -           -
  Purchase of treasury stock                                                -      (4,694)
                                                                     --------------------
NET CASH USED IN FINANCING ACTIVITIES                                  (1,344)    (16,671)
                                                                     --------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,219      (3,460)
  Cash and cash equivalents at beginning of year                        8,283       9,175
                                                                     --------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 9,502     $ 5,715
                                                                     ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest on deposits                  $ 4,357     $ 4,244
  Cash paid during the year for interest on notes payable                 698         884
                                                                     --------------------
                                                                      $ 5,055     $ 5,128
                                                                     ====================

  Cash paid during the year for income taxes                          $   640     $   552
                                                                     ====================

  Noncash transactions:
    Loans transferred to real estate owned                            $ 1,387     $   440


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands)

                                                                                  (UNAUDITED)
                                                                    COMPREHENSIVE INCOME  STOCKHOLDERS' EQUITY
                                                                     THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                          MARCH 31,            MARCH 31,
                                                                    ------------------------------------------
                                                                      1998      1997       1998        1997
                                                                    ------------------------------------------
Common stock:
   Beginning and end of period                                                           $    36     $    36
                                                                                         -------------------
Additional paid-in capital:
   Beginning of period                                                                    35,217      35,090
   Tax benefit of MRP deduction                                                                -          25
                                                                                         -------------------
   End of period                                                                          35,217      35,115
                                                                                         -------------------
Retained earnings:
   Beginning of period                                                                    56,786      73,817
   NET INCOME                                                        $3,994    $1,771      3,994       1,771
                                                                                         -------------------
   End of period                                                                          60,780      75,588
                                                                                         -------------------
Accumulated other comprehensive income:
  Beginning of period unrealized gains on securities,
    net of income taxes                                                                    1,303         239
  Unrealized holding losses on securities arising
    during period, net of income taxes                                  (34)     (177)
  Reclassification adjustment for gains on securities
    included in net income, net of income taxes                         (16)      (21)
  Effect of tax rate adjustment on unrealized gains                      62         -
                                                                     ----------------
  Other comprehensive income                                             12      (198)        12        (198)
                                                                     ---------------------------------------
  End of period accumulated other comprehensive income                                     1,315          41
  COMPREHENSIVE INCOME                                               $4,006    $1,573    -------------------
                                                                     ================
Less unearned ESOP shares:
   Beginning of period                                                                      (283)       (849)
   Shares to be released                                                                     142         142
                                                                                         -------------------
   End of period                                                                            (141)       (707)
                                                                                         -------------------
Less stock held for MRP:
   Beginning of period                                                                         -        (137)
   Amortization                                                                                -          35
                                                                                         -------------------
   End of period                                                                               -        (102)
                                                                                         -------------------
Less treasury stock:
   Beginning of period                                                                   (11,445)    (26,432)
   Purchases                                                                                   -      (4,694)
                                                                                         -------------------
   End of period                                                                         (11,445)    (31,126)
                                                                                         -------------------
Total stockholders' equity                                                               $85,762     $78,845
                                                                                         ===================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain 1997 amounts have been reclassified to conform to 1998 presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Calumet Bancorp, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - EARNINGS PER SHARE

In 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 is effective for the quarter ending December 31, 1997, and all prior earnings per share amounts have been restated to be comparable. All earnings per share data prior to the Company's November 17, 1997 three-for-two stock split have been restated to be comparable. Basic earnings per share of common stock has been determined by dividing net income for each period by the weighted average number of shares of common stock outstanding. Diluted earnings per share has been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding and additional shares issuable under stock options. Common stock issuable under stock options assumes the exercise of stock options and the use of proceeds to purchase treasury stock at the average market price for the period. Shares of common stock purchased by the Company's Employee Stock Ownership Plan ("ESOP") prior to December 31, 1992, are included in shares outstanding for purposes of calculating earnings per share. Shares committed to be released to the ESOP during the year are expensed during the year based on original cost. The ESOP did not purchase any shares subsequent to December 31, 1992, which would be subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The average number of uncommitted (unearned) shares held for the Company's Employee Stock Ownership Plan ("ESOP") and included in the weighted average shares outstanding for the three months ended March 31, 1998 and 1997 were 31,826 and 116,697 respectively.

The following table presents a reconciliation of the denominators used to compute basic earnings per share and diluted earnings per share for the three months ended March 31, 1998 and 1997.


                                                                       Three months ended
                                                                            March 31,
                                                                     -----------------------
(Dollars in thousands, except per share data)                            1998          1997
                                                                     -----------------------
Weighted average shares of common stock outstanding                  3,141,497     3,435,890
Dilutive effects of assumed stock option exercises                     258,823       229,854
                                                                     -----------------------
Weighted average shares of common stock and
  common stock equivalents                                           3,400,320     3,665,744
                                                                     =======================
Earnings per share:
Net income available to common shareholders                          $   3,994     $   1,771
Basic earnings per share                                             $    1.27     $    0.52
Earnings per share assuming dilution:
Net income available to common shareholders                          $   3,994     $   1,771
Diluted earnings per share                                           $    1.17     $    0.48

NOTE C - COMPREHENSIVE INCOME

During the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.
Specifically, the Company has reported the change in unrealized gains and losses on securities as an addition to (deduction from) net income to arrive at comprehensive income of $4.0 million for the first quarter of 1998, compared to $1.6 million for the first quarter of 1997.

NOTE D - COMMITMENTS AND CONTINGENCIES

At March 31, 1998, the Company had approved loan commitments totalling $9.5 million to originate loans, $5.9 million in undisbursed loans-in-process, $15.6 million in unused lines of credit, and $9.4 million in credit enhancement arrangements. Commitments to fund loans and those under credit enhancement arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies.

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

FINANCIAL CONDITION

Total assets increased $3.7 million, or 0.8%, to $490.3 million at March 31, 1998, from $486.6 million at December 31, 1997. Net loans receivable decreased $2.6 million, or 0.7%, to $374.4 million at March 31, 1998, from $377.0 million at December 31, 1997, with originations and purchases of $21.0 million, and repayments of $22.3 million, during the first quarter.

The Company's lending activities have been concentrated primarily in residential real estate secured by first liens. At March 31, 1998, approximately 59.4% of the Company's mortgage loans were secured by one-to-four family residential properties, 12.2% by multifamily income producing properties, and 28.4% by commercial properties and land. At December 31, 1997, these concentrations were 58.7%, 12.4%, and 28.9%, respectively. At March 31, 1998, the Company's mortgage loan portfolio was geographically distributed primarily in Illinois (33.8%), Colorado (21.9%), Idaho (20.9%), and New Mexico (16.2%). At December 31, 1997, these distributions were 33.1%, 24.1%, 20.6%, and 14.9%, respectively.

Deposits decreased $482,000, or 0.1%, to $348.0 million at March 31, 1998, from $348.5 million at December 31, 1997. Federal Home Loan Bank advances remained at $45.1 million at March 31, 1998, the same as at December 31, 1997.

Stockholders' equity increased $4.1 million, or 5.1%, to $85.8 million at March 31, 1998, from $81.6 million at December 31, 1997, primarily as the result of $4.0 million in net income. The Company has 3,141,497 shares of common stock (including 21,218 unallocated ESOP shares) outstanding on March 31, 1998, with a book value of $27.30 per share.

ASSET QUALITY

The allowance for losses on loans decreased to 1.50% of loans receivable at March 31, 1998, from 1.54% of loans receivable at December 31, 1997, primarily due to the chargeoff of a $350,000 loan which had been previously fully reserved. Nonperforming loans to loans receivable decreased to 0.83% at March 31, 1998, from 1.39% at December 31, 1997, primarily due to the foreclosure of three large related loans, including the $350,000 loan referenced above. Nonperforming assets to total assets decreased to 1.45% at March 31, 1998, from 1.64% at December 31, 1997. The allowance for losses on loans amounted to 181.22% of nonperforming loans at March 31, 1998, increased from 110.93% at December 31, 1997.

RESULTS OF OPERATIONS

The Company reported net income of $4.0 million for the first quarter of 1998, compared to $1.8 million net income for the first quarter of 1997. Basic earnings per share (BEPS) of common stock for the first quarter of 1998 increased to $1.27, compared to $0.52 for the first quarter of 1997, and diluted earnings per share (DEPS) increased to $1.17, compared to $0.48, for the same periods. The primary reason for the increase was the sale of a limited partnership investment property at a gain of $3.6 million, which resulted in after tax net income of $2.3 million, or BEPS of $0.74 and DEPS of $0.69.

Operating expenses as a percent of average assets increased to 2.25% in 1998, from 2.18% in 1997. The Company's efficiency ratio improved to 30.6% during the first quarter of 1998, from 51.5% during the first quarter of 1997. Adjusted to eliminate the effect of partnership investment gains during both periods, the efficiency ratio improved to 51.5% during 1998, from 54.5% in 1997. Return on average assets for the first quarter of 1998 was 3.28% (1.36% adjusted ), compared to 1.41% (1.25% adjusted) for the same quarter last year. Return on average stockholders' equity for the first quarter of 1998 was 19.43% (8.17% adjusted), compared to 8.88% (7.87% adjusted) for the same quarter last year.

NET INTEREST INCOME

Net interest income remained at $4.5 million during the first quarter of 1998, the same as the first quarter of 1997. The average yield on interest earning assets increased to 8.47% during the first quarter of 1998, from 8.35% during the first quarter of 1997, while the average cost of funds increased to 5.13%, from 5.12% for these same periods, resulting in an increase in the rate spread to 3.34% in 1998, from 3.23% in 1997. The net interest margin increased to 4.04% for the first quarter of 1998, compared to 3.87% for the first quarter of 1997.

PROVISION FOR LOAN LOSSES

The allowance for losses on loans is established through a provision for losses on loans based on management's evaluation of the risk inherent in its loan portfolio and general economic conditions. Management's evaluation includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and the Company's internal credit review process. The Company's quarterly provision for losses on loans was reduced to $106,000 for the first quarter of 1998, from $200,000 for the first quarter of 1997. Nonperforming loans to loans receivable decreased to 0.83% at March 31, 1998, from 1.39% at December 31, 1997. Nonperforming assets to total assets decreased to 1.45% at March 31, 1998, from 1.64% at December 31, 1997. The allowance for losses on loans amounted to 181.22% of nonperforming loans at March 31, 1998, increased from 110.93% at December 31, 1997.

OTHER INCOME

Other income increased $3.5 million, to $4.5 million during the first quarter of 1998, from $1.0 million in the first quarter of 1997, primarily due to a $3.2 million increase in income from limited partnerships. The Company closed out a partnership investment in a 288 unit apartment complex located in Fort Lauderdale, Florida, with the sale of the property, realizing a gain of $3.6 million, and offsetting $1.9 million in losses recognized in prior periods. The following table presents additional detail on miscellaneous other income for the periods indicated.


                                                       Three months ended
                                                            March 31,
                                                   ---------------------------
                                                      1998            1997
                                                   ---------------------------
Miscellaneous other income:
Rental income                                      $        33       $      39
Income from real estate owned, net                           -            (104)
Checking and ATM/debit card fees                           140             124
Credit enhancement fees                                     30              10
Investment commissions                                      46              15
Other miscellaneous                                         32              20
                                                   ---------------------------
Total miscellaneous other income                   $       281       $     104
                                                   ===========================

OPERATING EXPENSES

Operating expenses remained constant at $2.7 million for the first quarters of
1998 and 1997.   Compensation expense decreased $96,000, or 5.4%, to $1.7
million in 1998, from $1.8 million in 1997, offsetting various other expenses which increased a net $92,000, including a $39,000 increase in professional fees paid. The following table presents additional detail on miscellaneous other expenses for the periods indicated.


                                                        Three months ended
                                                             March 31,
                                                   ---------------------------
                                                       1998            1997
                                                   ---------------------------
Miscellaneous other expense:
Stationery and supplies                            $        77       $      95
Telephone and postage                                       74              68
Loan expense                                                 7               6
Insurance                                                   26              32
Security                                                    27              23
Audit and examination fees                                  54              48
Legal fees                                                  39              18
Consulting fees                                             32              10
Benefit plan administration fees                             8              18
Dues and subscriptions                                      19               6
Checking and ATM/debit card expenses                        47              32
Minority interest                                           11               8
Other                                                       75              60
                                                   ---------------------------
Total miscellaneous other expense                  $       496       $     424
                                                   ===========================


INCOME TAXES

The Company's effective income tax rate for the first quarter of 1998 was 35.9% compared to 31.7% for the first quarter of 1997. During the first quarter of 1997, low income housing credits and dividends received deductions reduced the Company's effective tax rate. The increase in effective tax rate for the first quarter of 1998 was due to the reduced benefit of low income housing tax credits and dividends received deductions because of the significant increase in pretax income as a result of the large gain realized during the first quarter of 1998.

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

The primary investing activity of the Company is the origination and purchase of mortgage loans and the purchase of securities. During the first quarter of 1998 and 1997, the Company originated and purchased mortgage loans in the amounts of $21.0 million and $15.5 million, respectively. Loan repayments for these same two periods were $22.3 million and $21.1 million, respectively. The net reduction in loans receivable was the result of seasonal reduction of loan originations during the winter months, and increasing competition from mortgage brokers.

During the first quarter of 1998 the Company's deposits decreased by $482,000. Short term borrowings from the FHLB of $14.0 million during the first quarter of 1998 were repaid within the quarter.

Federal regulations require a savings institution to maintain an average daily balance of liquid assets equal to at least 4% of the average daily balance of its net withdrawable deposits and short term borrowings. Management has consistently maintained levels in excess of the regulatory requirement. The Association's average liquidity ratios for the first three months of 1998 and 1997 were 11.1% and 8.1%, respectively.

The Association is also required to maintain specific amounts of capital pursuant to federal regulations. As of March 31, 1998, the Association was in compliance with all regulatory capital requirements, with tangible and core capital of 10.7%, risk-based capital of 17.5%, and tier one capital of 16.2%, well above the requirements for capital adequacy of 1.5%, 3.0%, 8.0%, and 4.0%,
respectively.   The minimum requirement for well capitalized institutions under the prompt corrective action regulations are 10.0% risk-based capital and 6.0% tier one capital.

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

In order to measure the market risk inherent in the Association's financial assets and liabilities, management utilizes a quarterly report ("model") prepared for the Association by the Office of Thrift Supervision ("OTS") based on information provided by the Association which measures the Association's exposure to interest rate risk. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments, and equity at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The present value of each major category of financial instrument is calculated by the model using estimated cash flows based on weighted average contractual rates and terms at discount rates representing the estimated current market interest rate for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date. For further information regarding the underlying assumptions of the model, as well as its shortcomings, refer to management's discussion and analysis included in the Calumet Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

The following table reflects the estimated present value of interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments as calculated by the OTS for the Association as of December 31, 1997, at then current interest rates and at hypothetical higher and lower interest rates of one and two percent.


                                                                Present Value at December 31, 1997
                                                  ============================================================
                                                    Down 2%      Down 1%      Current       Up 1%        Up 2%
                                                  ============================================================
INTEREST-EARNING ASSETS:
Mortgage loans, including mortgage-
  backed securities:
   Adjustable rate                                $228,046     $225,376     $222,736     $219,929     $216,675
   Fixed rate                                      173,247      170,385      165,515      158,982      152,010
Commercial and consumer loans                        9,925        9,882        9,840        9,800        9,759
Securities                                          46,676       45,407       44,101       42,663       41,139
                                                  ------------------------------------------------------------
    TOTAL INTEREST-EARNING ASSETS                  457,894      451,050      442,192      431,374      419,583
Other assets                                        22,640       22,767       22,928       23,076       23,201
                                                  ------------------------------------------------------------
Total assets                                      $480,534     $473,817     $465,120     $454,450     $442,784
                                                  ============================================================
INTEREST BEARING LIABILITIES:
Passbook accounts                                 $ 60,775     $ 60,538     $ 59,044     $ 56,944     $ 54,995
NOW accounts                                        24,046       23,632       22,976       22,357       21,779
Money market accounts                                8,412        8,322        8,215        8,110        8,006
Certificates of deposit                            261,784      259,691      257,663      255,653      253,706
                                                  ------------------------------------------------------------
   TOTAL DEPOSITS                                  355,017      352,183      347,898      343,064      338,486
Borrowings                                          46,411       45,685       44,976       44,283       43,606
                                                  ------------------------------------------------------------
    TOTAL INTEREST-BEARING LIABILITIES             401,428      397,868      392,874      387,347      382,092
Other liabilities                                    8,706        8,705        8,705        8,704        8,703
                                                  ------------------------------------------------------------
Total liabilities                                 $410,134     $406,573     $401,579     $396,051     $390,795
                                                  ============================================================

Loan commitments                                  $    315     $    230     $     99     $    (62)    $   (237)
                                                  ============================================================

NET PORTFOLIO VALUE (NPV)                         $ 70,715     $ 67,474     $ 63,640     $ 58,337     $ 51,752
                                                  ============================================================

RATIO OF NPV TO PV OF TOTAL ASSETS                   14.72%       14.24%       13.68%       12.84%       11.69%
                                                  ============================================================

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

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                                  SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                            CALUMET BANCORP, INC.


DATE: MAY 8, 1998                 /s/THADDEUS WALCZAK
                                  ------------------------------
                                  THADDEUS WALCZAK,
                                  CHAIRMAN OF THE BOARD AND
                                  CHIEF EXECUTIVE OFFICER

DATE: MAY 8, 1998                 /s/JOHN GARLANGER
                                  ------------------------------
                                  JOHN GARLANGER,
                                  CHIEF FINANCIAL OFFICER