Form 10-Q
period 1998-06-30
CALUMET BANCORP INC /DE
filed 1998-08-07
CIK 879694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

          (Mark one)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

As of August 7, 1998, the Company has 3,145,361 shares of $0.01 par value common stock outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                                PAGE NO.
                                                                             --------

         Consolidated Statements of Financial Condition
         as of June 30, 1998 and December 31, 1997                             3

         Consolidated Statements of Income
         for the three months ended June 30, 1998 and 1997
         and for the six months ended  June 30, 1998 and 1997                  4

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 1998 and 1997                       5

         Consolidated Statements of Stockholders' Equity
         and Other Comprehensive Income
         for the six months ended June 30, 1998 and 1997                       7

         Notes to Consolidated Financial Statements                            8

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                 9


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                     15

ITEM 2 - CHANGES IN SECURITIES                                                 15

ITEM 3 - DEFAULT UPON SENIOR SECURITIES                                        15

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   15

ITEM 5 - OTHER INFORMATION                                                     15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                      15

         SIGNATURE PAGE                                                        16

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                                     (UNAUDITED)
                                                                       JUNE 30,        DECEMBER 31,
                                                                         1998             1997
                                                                     -----------       ------------
ASSETS:
  Cash                                                                $   3,173         $   2,932
  Interest bearing deposits                                              21,519             5,351
                                                                      ---------         ---------
CASH AND CASH EQUIVALENTS                                                24,692             8,283
  Securities available-for-sale                                          44,677            46,967
  Securities held-to-maturity
   (fair value: $16,205 (1998); $18,606 (1997))                          16,350            18,768
  Loans receivable, net                                                 374,256           376,988
  Investment in limited partnerships                                     21,027            24,645
  Real estate held for sale acquired
    through foreclosure                                                   2,227             2,491
  Office properties and equipment, net                                    4,652             4,468
  Accrued interest receivable and other assets                            4,080             4,016
                                                                      ---------         ---------
     TOTAL ASSETS                                                     $ 491,961         $ 486,626
                                                                      =========         =========

LIABILITIES:
  Deposits                                                            $ 349,095         $ 348,461
  Federal Home Loan Bank advances                                        45,060            45,060
  Advance payments by borrowers for
    taxes and insurance                                                   2,510             3,237
  Income taxes                                                            1,935             1,229
  Accrued interest payable and other liabilities                          6,111             7,025
                                                                      ---------         ---------
     TOTAL LIABILITIES                                                  404,711           405,012

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares authorized             --                --
  Common stock, $.01 par value, 8,400,000 shares authorized,
     3,619,454 shares issued                                                 36                36
  Additional paid-in capital                                             35,247            35,217
  Retained earnings - substantially restricted                           62,185            56,786
  Accumulated other comprehensive income, net of tax                      1,227             1,303
  Unearned ESOP shares                                                     --                (283)
  Treasury stock (474,593 shares)                                       (11,445)          (11,445)
                                                                      ---------         ---------
     TOTAL STOCKHOLDERS' EQUITY                                          87,250            81,614
                                                                      ---------         ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 491,961         $ 486,626
                                                                      =========         =========



See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                                               (UNAUDITED)                 (UNAUDITED)
                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30,                     JUNE 30,
                                                      --------------------------     --------------------------
                                                          1998           1997            1998           1997
                                                      ------------   -----------     ------------   -----------
INTEREST AND DIVIDEND INCOME:
  Loans                                                 $ 8,229         $ 8,443        $16,651        $16,839
  Securities and deposits                                 1,120           1,333          2,232          2,693
                                                        -------         -------        -------        -------
  Total interest and dividend income                      9,349           9,776         18,883         19,532
INTEREST EXPENSE:
  Deposits                                                4,233           4,379          8,511          8,732
  Federal Home Loan Bank advances                           685             900          1,393          1,778
                                                        -------         -------        -------        -------
  Total interest expense                                  4,918           5,279          9,904         10,510
                                                        -------         -------        -------        -------
NET INTEREST INCOME                                       4,431           4,497          8,979          9,022
  Provision for losses on loans                             118             200            224            400
                                                        -------         -------        -------        -------
  Net interest income after provision for losses          4,313           4,297          8,755          8,622
OTHER INCOME:
  Gain on loans sold                                         54              53             92             71
  Gain on sales of real estate                              148              80            148             38
  Gains on sales of securities                             --                69             25            100
  Income from limited partnerships                         (373)            649          3,752          1,530
  Insurance and brokerage commissions                        99              46            162             84
  Other                                                     192             123            473            212
                                                        -------         -------        -------        -------
  Total other income                                        120           1,020          4,652          2,035
OTHER EXPENSES:
  Compensation and benefits                               1,197           1,238          2,875          3,012
  Office occupancy and equipment                            333             307            652            614
  Federal insurance premiums                                 55              59            110            119
  Advertising and promotion                                  86              78            143            136
  Data processing                                           128             128            267            253
  Other                                                     445             375            941            799
                                                        -------         -------        -------        -------
  Total other expenses                                    2,244           2,185          4,988          4,933
                                                        -------         -------        -------        -------
  Income before income taxes                              2,189           3,132          8,419          5,724
  Income taxes                                              784           1,067          3,020          1,888
                                                        -------         -------        -------        -------
NET INCOME                                              $ 1,405         $ 2,065        $ 5,399        $ 3,836
                                                        =======         =======        =======        =======

BASIC EARNINGS PER SHARE                                $  0.45         $  0.64        $  1.72        $  1.15
                                                        =======         =======        =======        =======

DILUTED EARNINGS PER SHARE                              $  0.41         $  0.60        $  1.59        $  1.08
                                                        =======         =======        =======        =======



See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                               (UNAUDITED)
                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      -----------------------------
                                                                          1998             1997
                                                                      ------------      -----------
OPERATING ACTIVITIES:
  Net income                                                           $  5,399         $  3,836
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for losses on loans                                           224              400
    Provision for depreciation                                              185              172
    Amortization of deferred loan and commitment fees                      (394)            (350)
    Amortization and accretion of premiums and discounts                    103               97
    Amortization and allocation of stock based benefits                     283              351
    Gain on sales of securities available-for-sale                          (25)            (100)
    Equity in income from limited partnerships                           (3,752)          (1,530)
    Net gain on sale of real estate                                        (148)             (38)
    Originations of loans held for sale                                  (6,011)          (3,111)
    Gain on loans sold                                                      (92)             (71)
    Proceeds from loans sold                                              6,103            3,183
    Change in operating assets and liabilities:
      Increase in accrued interest receivable and other assets              (64)            (958)
      Increase in income taxes                                              845              880
     Decrease in accrued interest payable and other liabilities            (914)            (975)
                                                                       --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,742            1,786

INVESTING ACTIVITIES:
  Securities available-for-sale:
    Purchases                                                           (16,560)         (29,085)
    Proceeds from sale                                                    9,062           35,232
    Repayments and maturities                                             9,606            1,826
  Securities held-to-maturity:
    Purchases                                                              --               --
    Repayments and maturities                                             2,312            1,797
  Principal and fees collected on loans                                  61,251           44,478
  Loans originated                                                      (58,112)         (35,740)
  Loans purchased                                                          (260)            (593)
  Investments in limited partnerships                                    (2,742)          (3,732)
  Return of investment in limited partnerships                           10,112            2,230
  Proceeds from sales of real estate                                        435              251
  Purchases of office property and equipment                               (369)            (140)
                                                                       --------         --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                14,735           16,524

See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

                                                                        (UNAUDITED)
                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                               -----------------------------
                                                                    1998             1997
                                                               ------------      -----------
FINANCING ACTIVITIES:
  Net increase in demand and passbook accounts                   $  4,690         $  2,305
  Net decrease in certificates of deposit                          (4,056)          (5,517)
  Proceeds of Federal Home Loan Bank advances                      17,000           32,440
  Repayment of Federal Home Loan Bank advances                    (17,000)         (37,340)
  Net decrease in advance payments by
    borrowers for taxes and insurance                                (727)            (710)
  Net proceeds from exercise of stock options                          25               15
  Purchase of treasury stock                                         --             (9,236)
                                                                 --------         --------
NET CASH USED IN FINANCING ACTIVITIES                                 (68)         (18,043)
                                                                 --------         --------
INCREASE IN CASH AND CASH EQUIVALENTS                              16,409              267
  Cash and cash equivalents at beginning of year                    8,283            9,175
                                                                 --------         --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 24,692         $  9,442
                                                                 ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest on deposits             $  8,932         $  8,609
  Cash paid during the year for interest on notes payable           1,400            1,788
                                                                 --------         --------
                                                                 $ 10,332         $ 10,397
                                                                 ========         ========

  Cash paid during the year for income taxes                     $  2,169         $  1,685
                                                                 ========         ========

  Noncash transactions:
   Loans transferred to real estate owned                        $  1,873         $    803
   Loans to facilitate sale of real estate owned                    1,850               88


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands)

                                                                                       (UNAUDITED)
                                                                     COMPREHENSIVE INCOME         STOCKHOLDERS' EQUITY
                                                                       SIX MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30,                     JUNE 30,
                                                                   ------------------------    -------------------------
                                                                      1998           1997         1998          1997
                                                                   ----------     ---------    -----------   -----------
Common stock:
   Beginning and end of period                                                                   $     36      $     36
                                                                                                 --------      --------

Additional paid-in capital:
   Beginning of period                                                                             35,217        35,090
   Proceeds of option stock exercised                                                                  25            15
   Tax benefits of MRP and option deductions                                                            5            55
                                                                                                 --------      --------
   End of period                                                                                   35,247        35,160
                                                                                                 --------      --------

Retained earnings:
   Beginning of period                                                                             56,786        73,817
   NET INCOME                                                        $ 5,399       $ 3,836          5,399         3,836
                                                                                                 --------      --------
   End of period                                                                                   62,185        77,653
                                                                                                 --------      --------

Accumulated other comprehensive income:
  Beginning of period unrealized gains on securities,
    net of income taxes                                                                             1,303           239
  Unrealized holding gains (losses) on securities arising
    during period, net of income taxes                                  (119)          253
  Reclassification adjustment for gains on securities
    included in net income, net of income taxes                          (16)          (67)
  Effect of tax rate adjustment on unrealized gains                       59             -
                                                                     -------       -------
  Other comprehensive income                                             (76)          186            (76)          186
                                                                     -------       -------       --------      --------
  End of period accumulated other comprehensive income                                              1,227           425
                                                                                                 --------      --------
  COMPREHENSIVE INCOME                                               $ 5,323       $ 4,022
                                                                     =======       =======


Less unearned ESOP shares:
   Beginning of period                                                                               (283)         (849)
   Shares to be released                                                                              283           283
                                                                                                 --------      --------
   End of period                                                                                        -          (566)
                                                                                                 --------      --------

Less stock held for MRP:
   Beginning of period                                                                                  -          (137)
   Amortization                                                                                         -            69
                                                                                                 --------      --------
   End of period                                                                                        -           (68)
                                                                                                 --------      --------

Less treasury stock:
   Beginning of period                                                                            (11,445)      (26,432)
   Purchases                                                                                            -        (9,236)
                                                                                                 --------      --------
   End of period                                                                                  (11,445)      (35,668)
                                                                                                 --------      --------

Total stockholders' equity                                                                       $ 87,250      $ 76,972
                                                                                                 ========      ========



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months and for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain 1997 amounts have been reclassified to conform to 1998 presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Calumet Bancorp, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - EARNINGS PER SHARE

In 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 is effective for the quarter ending December 31, 1997, and all prior earnings per share amounts have been restated to be comparable. All earnings per share data prior to the Company's November 17, 1997 three-for-two stock split have been restated to be comparable. Basic earnings per share of common stock has been determined by dividing net income for each period by the weighted average number of shares of common stock outstanding. Diluted earnings per share has been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding and additional shares issuable under stock options. Common stock issuable under stock options assumes the exercise of stock options and the use of proceeds to purchase treasury stock at the average market price for the period. Shares of common stock purchased by the Company's Employee Stock Ownership Plan ("ESOP") prior to December 31, 1992, are included in shares outstanding for purposes of calculating earnings per share. Shares committed to be released to the ESOP during the year are expensed during the year based on original cost. The ESOP did not purchase any shares subsequent to December 31, 1992, which would be subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The average number of uncommitted (unearned) shares held for the Company's Employee Stock Ownership Plan ("ESOP") and included in the weighted average shares outstanding for the three months ended June 30, 1998 and 1997 were 10,609 and 95,480, respectively, and for the six months then ended were 21,218 and 106,088, respectively.

The following table presents a reconciliation of the denominators used to compute basic earnings per share and diluted earnings per share for the three months and the six months ended June 30, 1998 and 1997.

                                                               Three months ended                    Six months ended
                                                                     June 30,                            June 30,
                                                       ----------------------------------------------------------------------
(Dollars in thousands, except per share data)                 1998              1997              1998              1997
                                                       ----------------------------------------------------------------------

Weighted average shares of common stock outstanding         3,142,387         3,216,752         3,141,492         3,326,321
Dilutive effects of assumed stock option exercises            256,506           236,649           258,042           233,252
                                                           ----------        ----------        ----------        ----------
Weighted average shares of common stock and
  common stock equivalents                                  3,398,893         3,453,401         3,399,534         3,559,573
                                                           ==========        ==========        ==========        ==========
EARNINGS PER SHARE:
Net income available to common shareholders                $    1,405        $    2,065        $    5,399        $    3,836
Basic earnings per share                                   $     0.45        $     0.64        $     1.72        $     1.15
EARNINGS PER SHARE ASSUMING DILUTION:
Net income available to common shareholders                $    1,405        $    2,065        $    5,399        $    3,836
Diluted earnings per share                                 $     0.41        $     0.60        $     1.59        $     1.08

NOTE C - COMPREHENSIVE INCOME

During the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Specifically, the Company has reported the change in unrealized gains and losses on securities as an addition to (deduction from) net income to arrive at comprehensive income of $5.3 million for the first half of 1998, compared to $4.0 million for the first half of 1997.

NOTE D - COMMITMENTS AND CONTINGENCIES

At June 30, 1998, the Company had approved loan commitments totalling $11.9 million to originate loans, $0.7 million to sell loans, $5.8 million in undisbursed loans-in-process, $14.4 million in unused lines of credit, and $9.4 million in credit enhancement arrangements. Commitments to fund loans and those under credit enhancement arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies.

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

FINANCIAL CONDITION

Total assets increased $5.3 million, or 1.1%, to $492.0 million at June 30, 1998, from $486.6 million at December 31, 1997. Net loans receivable decreased $2.7 million, or 0.7%, to $374.3 million at June 30, 1998, from $377.0 million at December 31, 1997, with originations and purchases of $58.4 million, and repayments of $61.3 million, during the first six months of 1998.

The Company's lending activities have been concentrated primarily in residential real estate secured by first liens. At June 30, 1998, approximately 60.1% of the Company's mortgage loans were secured by one-to-four family residential properties, 11.9% by multifamily income producing properties, and 28.0% by commercial properties and land. At December 31, 1997, these concentrations were 58.7%, 12.4%, and 28.9%, respectively. At June 30, 1998, the Company's mortgage loan portfolio was geographically distributed primarily in Illinois (33.6%), Colorado (19.6%), Idaho (21.1%), and New Mexico (16.8%). At December 31, 1997, these distributions were 33.1%, 24.1%, 20.6%, and 14.9%, respectively.

Deposits increased $634,000, or 0.2%, to $349.1 million at June 30, 1998, from $348.5 million at December 31, 1997. Federal Home Loan Bank advances remained at $45.1 million at June 30, 1998, the same as at December 31, 1997.

Stockholders' equity increased $5.6 million, or 6.9%, to $87.3 million at June 30, 1998, from $81.6 million at December 31, 1997, primarily as the result of $5.4 million in net income. The Company has 3,144,861 shares of common stock outstanding on June 30, 1998, with a book value of $27.74 per share.

ASSET QUALITY

The allowance for losses on loans decreased to 1.52% of loans receivable at June 30, 1998, from 1.54% of loans receivable at December 31, 1997, primarily due to the chargeoff of a $350,000 loan which had been previously fully reserved. Nonperforming loans to loans receivable decreased to 0.95% at June 30, 1998, from 1.39% at December 31, 1997, primarily due to the foreclosure of three large related loans, including the $350,000 loan referenced above. Nonperforming assets to total assets decreased to 1.21% at June 30, 1998, from 1.64% at December 31, 1997, primarily due to the subsequent sale of property acquired through the three foreclosures. The allowance for losses on loans amounted to 160% of nonperforming loans at June 30, 1998, increased from 111% at December 31, 1997.

RESULTS OF OPERATIONS

The Company reported net income of $1.4 million for the second quarter of 1998, compared to $2.1 million net income for the second quarter of 1997. Basic earnings per share decreased to $0.45 for the second quarter of 1998, compared to $0.64 per share in the second quarter of 1997. Diluted earnings per share decreased to $0.41 for the second quarter of 1998, compared to $0.60 for the second quarter of 1997. The primary reason for the decrease was a $1.0 million decrease in income from limited partnerships, which includes a $1.4 million write down of mortgage loan servicing rights resulting from falling interest rates and increased prepayments. (See Other Income.)

Net income for the six months ended June 30, 1998, increased to $5.4 million, compared to $3.8 million for the six months ended June 30, 1997. Basic earnings per share increased to $1.72 for the first half of 1998, compared to $1.15 for the first half of 1997. Diluted earnings per share for the first half of 1998 was $1.59, compared to $1.08 for the first half of 1997. The primary reason for the increase was the sale of a limited partnership investment property during the first quarter of 1998, at a gain of $3.6 million, which resulted in after tax net income of $2.3 million, or diluted earnings per share of $0.69. This gain was partially offset by the $1.4 million write down of servicing rights, which was $898,000 after tax, and a reduction of diluted earnings per share of $0.26.

Operating expenses as a percent of average assets increased to 1.83% in the second quarter of 1998, from 1.76% in the second quarter of 1997. The Company's efficiency ratio decreased to 50.6% during the second quarter of 1998, from 41.1% during the second quarter of 1997, primarily due to the write down of servicing rights. Return on average assets for the second quarter of 1998 decreased to 1.15%, compared to 1.67% for the second quarter last year. Return on average stockholders' equity for the second quarter of 1998 decreased to 6.56%, compared to 10.81% for the second quarter last year.

Operating expenses as a percent of average assets increased to 2.04% in the first half of 1998, from 1.97% in the first half of 1997. The Company's efficiency ratio improved to 37.2% during the first half of 1998, from 46.3% during the first half of 1997. Return on average assets for the first half of 1998 was 2.21%, compared to 1.53% for the same period last year. Return on average stockholders' equity for the first half of 1998 was 12.87%, compared to 9.84% for the same period last year.

NET INTEREST INCOME

Net interest income decreased to $4.4 million for the second quarter of 1998, compared to $4.5 million for the second quarter of 1997. The average yield on interest earning assets decreased to 8.22% during the second quarter of 1998, from 8.52% during the second quarter of 1997, while the average cost of funds decreased to 5.06%, from 5.21% for these same periods, resulting in a decrease in the rate spread to 3.16% in 1998, from 3.31% in 1997. The net interest margin decreased to 3.89% for the second quarter of 1998, compared to 3.92% for the second quarter of 1997.

Net interest income remained at $9.0 million for the first half of 1998, $43,000 less than for the first half of 1997. The average yield on interest earning assets decreased to 8.34% during the first half of 1998, from 8.43% during the first half of 1997, while the average cost of funds decreased to 5.10%, from 5.16% for these same periods, resulting in a decrease in the rate spread to 3.24% in 1998, from 3.27% in 1997. The net interest margin increased to 3.97% for the first half of 1998, compared to 3.89% for the first half of 1997.

PROVISION FOR LOAN LOSSES

The allowance for losses on loans is established through a provision for losses on loans based on management's evaluation of the risk inherent in its loan portfolio and general economic conditions. Management's evaluation includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and the Company's internal credit review process. The Company's provision for losses on loans was reduced to $224,000 for the first six months of 1998, from $400,000 for the first six months of 1997. Nonperforming loans to loans receivable decreased to 0.95% at June 30, 1998, from 1.39% at December 31, 1997. Nonperforming assets to total assets decreased to 1.21% at June 30, 1998, from 1.64% at December 31, 1997. The allowance for losses on loans amounted to 160% of nonperforming loans at June 30, 1998, increased from 111% at December 31, 1997.

OTHER INCOME

Other income decreased $900,000, to $120,000 during the second quarter of 1998, from $1.0 million in the second quarter of 1997, primarily due to the $1.4 million write down for impairment of purchased mortgage loan servicing rights held by limited partnerships, which was partially offset by a $378,000 increase in income from other limited partnerships, resulting from increased sales of single family homes being developed by the Company's Illinois limited partnerships.

Purchased mortgage loan servicing rights represent the right to collect servicing fees and ancillary income from a portfolios of mortgage loans owned by third party investors. The value of this right to receive future income is periodically reevaluated based on changes in the the characteristics of the underlying loan portfolios, including weighted average coupons, weighted average maturities, scheduled loan payments, and unscheduled loan payments (or prepayments). During the first six months of 1998, prepayments significantly exceeded expectations, resulting in an estimated $1.4 million impairment of the asset at June 30, 1998. The Company, through its partnerships, actively manages for retention of mortgages that would have otherwise paid off, significantly improving the value of the servicing asset. However, further reductions in mortgage loan interest rates could result in continued high levels of prepayments, and would result in additional impairment to the servicing asset.

Other income increased $2.6 million, to $4.6 million during the first half of 1998, from $2.0 million in the first half of 1997, primarily due to a $2.2 million increase in income from limited partnerships. In addition to the increased sales of single family homes and the write down of mortgage loan servicing rights during the second quarter, during the first quarter the Company closed out a partnership investment in a 288 unit apartment complex located in Fort

Lauderdale, Florida, with the sale of the property, realizing a gain of $3.6 million, and offsetting $1.9 million in losses recognized in prior periods. The following table presents additional detail on miscellaneous other income for the periods indicated.

                                           Three months ended         Six months ended
                                                 June 30,                 June 30,
                                         ----------------------   ------------------------
                                            1998        1997        1998         1997
                                         ----------------------   ------------------------

Miscellaneous other income:
Rental income                             $  36         $  42         $  69         $  82
Income from real estate owned, net          (56)          (86)          (57)         (190)
Checking account fees                       109            92           194           174
ATM/debit card  fees                         58            50           110            92
Credit enhancement fees                      32            10            62            19
Other miscellaneous                          13            15            95            35
                                          -----         -----         -----         -----
Total miscellaneous other income          $ 192         $ 123         $ 473         $ 212
                                          =====         =====         =====         =====


OPERATING EXPENSES

Operating expenses remained at $2.2 million for the second quarter of 1998, $59,000 more than the second quarter of 1997. Compensation expense decreased $41,000, or 3.3%, to $1.2 million in 1998, partially offsetting various other expenses which increased $100,000, including a $67,000 increase in professional fees paid.

Operating expenses increased to $5.0 million for the first half of 1998, compared to $4.9 million for the first half of 1997. Compensation expense decreased $137,000, or 4.6%, to $2.9 million in 1998, from $3.0 million in 1997, partially offsetting an increase of $192,000 in various other expenses, including a $100,000 increase in professional fees paid. The following table presents additional detail on miscellaneous other expenses for the periods indicated.

                                        Three months ended        Six months ended
                                              June 30,                 June 30,
                                     -------------------------------------------------
                                         1998        1997        1998         1997
                                     -------------------------------------------------
Miscellaneous other expense:
Stationery and supplies                  $ 39        $ 21        $116        $116
Telephone and postage                      61          65         135         133
Loan expense                                8          30          15          64
Insurance                                  20          24          46          56
Security                                   25          20          52          43
Audit and examination fees                 47          51         101          99
Legal fees                                 71           8         110          26
Consulting fees                             8         --           40          11
Benefit plan administration fees            9          12          17          30
Dues and subscriptions                      8          12          27          18
Checking account expenses                   5           5          13          10
ATM/debit card expenses                    52          31          90          60
Minority interest                          13           8          24          16
Other                                      79          88         155         117
                                         ----        ----        ----        ----
Total miscellaneous other expense        $445        $375        $941        $799
                                         ====        ====        ====        ====


INCOME TAXES

The Company's effective income tax rate for the first half of 1998 was 35.9% compared to 33.0% for the first half of 1997. The effective tax rate for the first half of 1997 was reduced by the dividends received deduction and by low income housing tax credits. During the first half of 1998, the $2.7 million increase in pretax income, compared to the first half of 1997, made the 1998 dividends received deduction and low income housing tax credits less effective.


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

The primary investing activity of the Company is the origination and purchase of mortgage loans and the purchase of securities. During the first half of 1998 and 1997, the Company originated and purchased mortgage loans in the amounts of $58.4 million and $36.3 million, respectively. Loan repayments for these same two periods were $61.3 million and $44.5 million, respectively. Much of the increase in lending activity during the first half of 1998 was due to refinances, and is reflected in the significant increase in payoffs for the same period.

During the first half of 1998 the Company's deposits increased by $634,000. Short term borrowings from the FHLB of $17.0 million during the first half of 1998 were repaid during the period.

Federal regulations require a savings institution to maintain an average daily balance of liquid assets equal to at least 4% of the average daily balance of its net withdrawable deposits and short term borrowings. Management has consistently maintained levels in excess of the regulatory requirement. The Association's average liquidity ratios for the first six months of 1998 and 1997 were 12.2% and 8.1%, respectively.

The Association is also required to maintain specific amounts of capital pursuant to federal regulations. As of June 30, 1998, the Association was in compliance with all regulatory capital requirements, with tangible and core capital of 11.52%, risk-based capital of 19.07%, and tier one capital of 17.81%, well above the requirements for capital adequacy of 1.5%, 3.0%, 8.0%, and 4.0%, respectively. The minimum requirement for well capitalized institutions under the prompt corrective action regulations are 10.0% risk-based capital and 6.0% tier one capital.

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

The following table reflects the estimated present value of interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments as calculated by the OTS for the Association as of March 31, 1997, at then current interest rates and at hypothetical higher and lower interest rates of one and two percent. (Because of the time needed by OTS to prepare their reports, June 30, 1998 values are not yet available.)

                                                                         Present Value at March 31, 1998
                                              ----------------------------------------------------------------------------------
                                                Down 2%           Down 1%          Current            Up 1%              Up 2%
                                              ---------         ---------         ---------         ---------          ---------

INTEREST-EARNING ASSETS:
Mortgage loans, including mortgage-
  backed securities:
   Adjustable rate                            $ 217,267         $ 214,846         $ 212,405         $ 209,718          $ 206,533
   Fixed rate                                   181,431           178,202           172,798           165,685            158,174
Commercial and consumer loans                    12,601            12,547            12,498            12,448             12,399
Securities                                       47,101            45,806            44,477            42,973             41,248
                                              ---------         ---------         ---------         ---------          ---------
    TOTAL INTEREST-EARNING ASSETS               458,400           451,401           442,178           430,824            418,354
Other assets                                     24,091            24,270            24,485            24,671             24,825
                                              ---------         ---------         ---------         ---------          ---------
Total assets                                  $ 482,491         $ 475,671         $ 466,663         $ 455,495          $ 443,179
                                              =========         =========         =========         =========          =========


INTEREST BEARING LIABILITIES:
Passbook accounts                             $  60,988         $  60,787         $  59,477         $  57,376          $  55,420
NOW accounts                                     25,281            24,796            24,118            23,473             22,872
Money market accounts                             8,504             8,406             8,297             8,190              8,086
Certificates of deposit                         258,445           256,555           254,700           252,870            251,119
                                              ---------         ---------         ---------         ---------          ---------
   TOTAL DEPOSITS                               353,218           350,544           346,592           341,909            337,497
Borrowings                                       46,260            45,638            45,029            44,433             43,850
                                              ---------         ---------         ---------         ---------          ---------
    TOTAL INTEREST-BEARING LIABILITIES          399,478           396,182           391,621           386,342            381,347
Other liabilities                                 8,470             8,467             8,464             8,462              8,459
                                              ---------         ---------         ---------         ---------          ---------
Total liabilities                             $ 407,948         $ 404,649         $ 400,085         $ 394,804          $ 389,806
                                              =========         =========         =========         =========          =========

Loan commitments                              $     391         $     298         $     137         $     (52)         $    (249)
                                              =========         =========         =========         =========          =========

NET PORTFOLIO VALUE (NPV)                     $  74,934         $  71,320         $  66,715         $  60,639          $  53,124
                                              =========         =========         =========         =========          =========

RATIO OF NPV TO PV OF TOTAL ASSETS                15.53%            14.99%            14.30%            13.31%             11.99%
                                              =========         =========         =========         =========          =========

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Holding Company and the Association are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2.  CHANGES IN SECURITIES

         At the annual meeting of shareholders on April 29, 1998, the shareholders approved an Amendment to the Certificate of Incorporation of the Company increasing the authorized common shares, par value $0.01, from 4,200,000 to 8,400,000.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its annual meeting of shareholders on April 29, 1998.

         (b) The names of each director elected at the annual meeting are as follows:

                  Thaddeus Walczak       Dr. Henry J. Urban

             The names of each director whose term of office continued after the annual meeting are as follows:

                  William A. McCann      Darryl Erlandson       Carole J. Lewis
                  Tytus Bulicz           Louise Czarobski

         (c) The following matters were voted upon at the annual meeting and the number of votes cast with respect to the matter follows:

                  (i) Ratification of the appointment of Crowe, Chizek & Company LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

                           For              Against           Abstain

                           2,734,761        14,307            9,922

                  (ii) Approval of an Amendment to Certificate of Incorporation of the Company increasing the authorized common shares, par value $0.01, from 4,200,000 to 8,400,000.

                           For              Against           Abstain

                           2,647,330        80,423            31,237

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          CALUMET BANCORP, INC.

DATE: AUGUST 7, 1998                        /S/THADDEUS WALCZAK
                                            -----------------------------------
                                            THADDEUS WALCZAK,
                                            CHAIRMAN OF THE BOARD AND
                                            CHIEF EXECUTIVE OFFICER

DATE: AUGUST 7, 1998                        /S/JOHN GARLANGER
                                            -----------------------------------
                                            JOHN GARLANGER,
                                            CHIEF FINANCIAL OFFICER