Form 10-K/A
period 1997-12-31
CALUMET BANCORP INC /DE
filed 1998-09-21
CIK 879694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1998 there were issued and outstanding 3,141,497 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the NASDAQ/NMS on March 1, 1998 was $117,806,138. Solely for purposes of this calculation, all directors and executive officers of the registrant are considered non-affiliates of the registrant.

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

                                    SIGNATURE

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                               CALUMET BANCORP, INC.
                                               -----------------------
                                               (Registrant)

Date:  September 21, 1998

                                               /s/  John Garlanger
                                               -----------------------
                                               Chief Financial Officer