Form 10-Q
period 1998-09-30
CALUMET BANCORP INC /DE
filed 1998-11-13
CIK 879694

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

     (Mark one)
           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1998

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

                                 (708) 841-9010
              (Registrant's telephone number, including area code)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No
                                                ---    ---

         As of November 12, 1998, the Company has 3,145,861 shares of $0.01 par value common stock outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                          PAGE NO.
         --------------------                                          --------

         Consolidated Statements of Financial Condition
         as of September 30, 1998 and December 31, 1997                   3

         Consolidated Statements of Income
         for the three months ended September 30, 1998 and 1997
         and for the nine months ended September 30, 1998 and 1997        4

         Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1998 and 1997            5

         Consolidated Statements of Stockholders' Equity
         and Other Comprehensive Income
         for the nine months ended September 30, 1998 and 1997            7

         Notes to Consolidated Financial Statements                       8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS                             9
          -----------------------------------

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                               17
         -----------------

ITEM 2 - CHANGES IN SECURITIES                                           17
         ---------------------

ITEM 3 - DEFAULT UPON SENIOR SECURITIES                                  17
         ------------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17
         ---------------------------------------------------

ITEM 5 - OTHER INFORMATION                                               17
         -----------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                17
         --------------------------------

         SIGNATURE PAGE                                                  18

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)



                                                                                      (UNAUDITED)
                                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                                          1998              1997
                                                                                     --------------------------------


ASSETS:
 Cash                                                                                $    3,497             $   2,932
 Interest bearing deposits                                                               17,329                 5,351
                                                                                     ----------             ---------
CASH AND CASH EQUIVALENTS                                                                20,826                 8,283
 Securities available-for-sale                                                           53,995                46,967
 Securities held-to-maturity
  (fair value: $15,245 (1998); $18,606 (1997))                                           15,336                18,768
 Loans receivable, net                                                                  368,992               376,988
 Investment in limited partnerships                                                      15,224                24,645
 Real estate held for sale acquired
  through foreclosure                                                                     2,366                 2,491
 Office properties and equipment, net                                                     5,220                 4,468
 Accrued interest receivable and other assets                                             3,576                 4,016
                                                                                     ----------             ---------
  TOTAL ASSETS                                                                       $  485,535             $ 486,626
                                                                                     ==========             =========

LIABILITIES:
 Deposits                                                                            $  347,599             $ 348,461
 Federal Home Loan Bank advances                                                         41,310                45,060
 Advance payments by borrowers for
  taxes and insurance                                                                     3,833                 3,237
 Income taxes                                                                                 -                 1,229
 Accrued interest payable and other liabilities                                           6,010                 7,025
                                                                                     ----------             ---------
  TOTAL LIABILITIES                                                                     398,752               405,012


STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 2,000,000 shares authorized                                 -                     -
 Common stock, $.01 par value, 8,400,000 shares authorized,
  3,620,454 shares issued                                                                    36                    36
 Additional paid-in capital                                                              35,262                35,217
 Retained earnings - substantially restricted                                            61,458                56,786
 Accumulated other comprehensive income, net of tax                                       1,472                 1,303
 Unearned ESOP shares                                                                         -                  (283)
 Treasury stock (474,593 shares)                                                        (11,445)              (11,445)
                                                                                     ----------             ---------
  TOTAL STOCKHOLDERS' EQUITY                                                             86,783                81,614
                                                                                     ----------             ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  485,535             $ 486,626
                                                                                     ==========             =========

See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)




                                                                            (UNAUDITED)                   (UNAUDITED)
                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                        --------------------------------------------------
                                                                          1998        1997             1998          1997
                                                                        --------------------------------------------------
INTEREST AND DIVIDEND INCOME:
  Loans                                                                 $8,146      $ 8,582         $ 24,797      $ 25,421
  Securities and deposits                                                1,272        1,175            3,504         3,868
                                                                        --------------------------------------------------
   Total interest and dividend income                                    9,418        9,757           28,301        29,289
INTEREST EXPENSE:
  Deposits                                                               4,197        4,493           12,708        13,225
  Federal Home Loan Bank advances                                          721          837            2,114         2,615
                                                                        --------------------------------------------------
   Total interest expense                                                4,918        5,330           14,822        15,840
                                                                        --------------------------------------------------
NET INTEREST INCOME                                                      4,500        4,427           13,479        13,449
  Provision for losses on loans                                            118          200              342           600
                                                                        --------------------------------------------------
  Net interest income after provision for losses                         4,382        4,227           13,137        12,849
OTHER INCOME:
  Gain on loans sold                                                        34           55              126           126
  Gain on sales of real estate                                              (3)          16              145            54
  Gains on sales of securities                                             (13)         (59)              12            41
  Income from limited partnerships                                       3,925)         218             (173)        1,748
  Insurance and brokerage commissions                                       85           69              247           153
  Other                                                                    225          197              698           409
                                                                        --------------------------------------------------
   Total other income                                                   (3,597)         496            1,055         2,531
OTHER EXPENSES:
 Compensation and benefits                                               1,177        1,242            4,052         4,254
 Office occupancy and equipment                                            361          331            1,013           945
 Federal insurance premiums                                                 54           55              164           174
 Advertising and promotion                                                  97           99              240           235
 Data processing                                                           184          133              451           386
 Other                                                                     410          387            1,351         1,186
                                                                        --------------------------------------------------
 Total other expenses                                                    2,283        2,247            7,271         7,180
                                                                        --------------------------------------------------
 Income before income taxes                                             (1,498)       2,476            6,921         8,200
 Income taxes (benefit)                                                   (771)         800            2,249         2,688
                                                                        --------------------------------------------------
NET INCOME (LOSS)                                                       $ (727)     $ 1,676         $  4,672      $  5,512
                                                                        ==================================================

BASIC EARNINGS (LOSS) PER SHARE                                         $(0.23)     $  0.53         $   1.49      $   1.68
                                                                        ==================================================

DILUTED EARNINGS (LOSS) PER SHARE                                       $(0.23)     $  0.49         $   1.37      $   1.57
                                                                        ==================================================



See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)




                                                                                                (UNAUDITED)
                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                  -------------------------------------
                                                                                     1998                       1997
                                                                                  -------------------------------------
OPERATING ACTIVITIES:
 Net income                                                                      $  4,672                    $  5,512
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for losses on loans                                                       342                         600
  Provision for depreciation                                                          316                         259
  Amortization of deferred loan and commitment fees                                  (611)                       (638)
  Amortization and accretion of premiums and discounts                                142                         157
  Amortization and allocation of stock based benefits                                 283                         528
  Gain on sales of securities available-for-sale                                      (12)                        (41)
  Equity (income) loss from limited partnerships                                      173                      (1,748)
  Net gain on sale of real estate                                                    (145)                        (54)
  Originations of loans held for sale                                              (9,052)                     (5,363)
  Gain on loans sold                                                                 (126)                       (126)
  Proceeds from loans sold                                                          9,178                       5,489
  Change in operating assets and liabilities:
  Decrease in accrued interest receivable and other assets                            440                          64
  Increase (decrease) in income taxes                                              (1,207)                        145
  Decrease in accrued interest payable and other liabilities                       (1,015)                       (194)
                                                                                 --------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           3,378                       4,590


INVESTING ACTIVITIES:
 Securities available-for-sale:
  Purchases                                                                       (28,018)                    (40,733)
  Proceeds from sale                                                                9,572                      48,892
  Repayments and maturities                                                        11,604                       2,693
 Securities held-to-maturity:
  Purchases                                                                          (151)                        (10)
  Repayments and maturities                                                         3,428                       7,688
 Principal and fees collected on loans                                             86,483                      68,463
 Loans originated                                                                 (78,119)                    (67,081)
 Loans purchased                                                                     (260)                     (1,642)
 Investments in limited partnerships                                               (2,742)                     (3,732)
 Return of investment in limited partnerships                                      11,990                       3,246
 Proceeds from sales of real estate                                                   431                         372
 Purchases of office property and equipment                                        (1,068)                       (169)
                                                                                 --------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                          13,150                      17,987


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)




                                                                                       (UNAUDITED)
                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               ----------------------------
                                                                                     1998         1997
                                                                               ----------------------------
FINANCING ACTIVITIES:
 Net increase (decrease) in demand and passbook accounts                       $    2,037     $   (3,896)
 Net decrease in certificates of deposit                                           (2,899)        (7,865)
 Proceeds of Federal Home Loan Bank advances                                       29,235         58,385
 Repayment of Federal Home Loan Bank advances                                     (32,985)       (65,075)
 Net increase (decrease) in advance payments by
  borrowers for taxes and insurance                                                   596         (1,016)
 Net proceeds from exercise of stock options                                           31             15
 Purchase of treasury stock                                                             -         (9,236)
                                                                               ----------------------------
NET CASH USED IN FINANCING ACTIVITIES                                              (3,985)       (28,688)
                                                                               ----------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   12,543         (6,111)
 Cash and cash equivalents at beginning of year                                     8,283          9,175
                                                                               ----------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $   20,826     $    3,064
                                                                               ============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest on deposits                            $   13,271     $   13,268
 Cash paid during the year for interest on notes payable                            2,115          2,643
                                                                               ----------------------------
                                                                               $   15,386     $   15,911
                                                                               ============================
 Cash paid during the year for income taxes                                    $    3,677     $    2,147
                                                                               ============================

 Noncash transactions:
 Loans transferred to real estate owned                                        $    2,059     $       88
 Loans to facilitate sale of real estate owned                                      1,898          1,378






See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands)





                                                                                             (UNAUDITED)
                                                                         COMPREHENSIVE INCOME            STOCKHOLDERS' EQUITY
                                                                           NINE MONTHS ENDED              NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    ---------------------------------------------------------
                                                                          1998           1997            1998           1997
                                                                    ---------------------------------------------------------
Common stock:
 Beginning and end of period                                                                        $     36        $     36
                                                                                                    -------------------------

Additional paid-in capital:
 Beginning of period                                                                                  35,217          35,090
 Proceeds of option stock exercised                                                                       31              15
 Tax benefits of MRP and option deductions                                                                14              84
                                                                                                    -------------------------
 End of period                                                                                        35,262          35,189
                                                                                                    -------------------------

Retained earnings:
 Beginning of period                                                                                  56,786          73,817
 Common stock split from treasury stock                                                                    -         (25,013)
 NET INCOME                                                          $   4,672       $   5,512         4,672           5,512
                                                                                                    -------------------------
 End of period                                                                                        61,458          54,316
                                                                                                    -------------------------

Accumulated other comprehensive income:
 Beginning of period unrealized gains on securities,
  net of income taxes                                                                                  1,303             239
 Unrealized holding gains (losses) on securities arising
  during period, net of income taxes                                       113             583
 Reclassification adjustment for gains on securities
  included in net income, net of income taxes                               (8)            (28)
 Effect of tax rate adjustment on unrealized gains                          64             (32)
                                                                     --------------------------
 Other comprehensive income                                                169             523           169             523
                                                                     --------------------------------------------------------
 End of period accumulated other comprehensive income                                                  1,472             762
                                                                                                    -------------------------
 COMPREHENSIVE INCOME                                                $   4,841       $   6,035
                                                                     ==========================

Less unearned ESOP shares:
 Beginning of period                                                                                    (283)           (849)
 Shares to be released                                                                                   283             425
                                                                                                    -------------------------
 End of period                                                                                             -            (424)
                                                                                                    -------------------------

Less stock held for MRP:
 Beginning of period                                                                                       -            (137)
 Amortization                                                                                              -             103
                                                                                                    -------------------------
 End of period                                                                                             -             (34)
                                                                                                    -------------------------


Less treasury stock:
 Beginning of period                                                                                 (11,445)        (26,432)
 Common stock split from treasury stock                                                                    -          25,013
 Purchases                                                                                                 -          (9,236)
                                                                                                    -------------------------
 End of period                                                                                       (11,445)        (10,655)
                                                                                                    -------------------------
Total stockholders' equity                                                                          $ 86,783         $79,190
                                                                                                    =========================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months and for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain 1997 amounts have been reclassified to conform to 1998 presentation.
For further information, refer to the consolidated financial statements and notes thereto included in the Calumet Bancorp, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - EARNINGS PER SHARE

In 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 is effective for the quarter ending December 31, 1997, and all prior earnings per share amounts have been restated to be comparable. All earnings per share data prior to the Company's November 17, 1997 three-for-two stock split have been restated to be comparable. Basic earnings per share of common stock has been determined by dividing net income for each period by the weighted average number of shares of common stock outstanding. Diluted earnings per share has been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding and additional shares issuable under stock options. Common stock issuable under stock options assumes the exercise of stock options and the use of proceeds to purchase treasury stock at the average market price for the period. Shares of common stock purchased by the Company's Employee Stock Ownership Plan ("ESOP") prior to December 31, 1992, are included in shares outstanding for purposes of calculating earnings per share. Shares committed to be released to the ESOP during the year are expensed during the year based on original cost. The ESOP did not purchase any shares subsequent to December 31, 1992, which would be subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The average number of uncommitted (unearned) shares held for the Company's Employee Stock Ownership Plan ("ESOP") and included in the weighted average shares outstanding for the three months ended September 30, 1998 and 1997 were none and 74,261, respectively, and for the nine months then ended were 14,145 and 95,479, respectively. The ESOP was terminated as of July 31, 1998.

The following table presents a reconciliation of the denominators used to compute basic earnings per share and diluted earnings per share for the three months and the nine months ended September 30, 1998 and 1997.




                                                            Three months ended                Nine months ended
                                                              September 30,                     September 30,
                                                         -----------------------------------------------------------
(Dollars in thousands, except per share data)                1998         1997                 1998          1997
                                                         -----------------------------------------------------------
Weighted average shares of common stock outstanding        3,145,453    3,166,196            3,143,127    3,271,757
Dilutive effects of assumed stock option exercises           249,833      251,048              254,991      240,372
                                                         -----------------------------------------------------------
Weighted average shares of common stock and
 common stock equivalents                                  3,395,286    3,417,244            3,398,118    3,512,129
                                                         ===========================================================
EARNINGS PER SHARE:
Net income available to common shareholders               $    (727)    $   1,676           $    4,672   $    5,512
Basic earnings per share                                  $   (0.23)    $    0.53           $     1.49   $     1.68
EARNINGS PER SHARE ASSUMING DILUTION:
Net income available to common shareholders               $    (727)    $   1,676           $    4,672   $    5,512
Diluted earnings per share                                $   (0.23)    $    0.49           $     1.37   $     1.57

NOTE C - COMPREHENSIVE INCOME

During the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Specifically, the Company has reported the change in unrealized gains on securities as an addition to net income to arrive at comprehensive income of $4.8 million for the first nine months of 1998, compared to $6.0 million for the first nine months of 1997.

NOTE D - COMMITMENTS AND CONTINGENCIES

At September 30, 1998, the Company had approved loan commitments totalling $13.8 million to originate loans, $3.4 million to sell loans, $5.6 million in undisbursed loans-in-process, $13.7 million in unused lines of credit, and $9.0 million in credit enhancement arrangements. Commitments to fund loans and those under credit enhancement arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies.

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

On September 9, 1998, the Company announced that a definitive agreement had been signed pursuant to which FBOP Corporation will acquire, for cash, all of the outstanding stock of the Company in a transaction valued at approximately $111.6 million, or $32.00 per fully diluted share, after deducting the Company's merger-related expenses. The transaction is expected to be completed during the first quarter of 1999, and is subject to the approvals of regulatory agencies and the Company's shareholders, and to the satisfaction of certain contractual closing conditions.

FBOP Corporation is a closely held bank holding company headquartered in Oak Park, Illinois. As of September 30, 1998, FBOP reported consolidated total assets of $3.3 billion and total deposits of $2.7 billion. Upon completion of the merger, FBOP will operate 19 banking offices in Illinois, 17 in California, and 3 in Texas, with consolidated total assets of approximately $3.8 billion.

FINANCIAL CONDITION

Total assets decreased $1.1 million, or less than 1.0%, to $485.5 million at September 30, 1998, from $486.6 million at December 31, 1997. Net loans receivable decreased $8.0 million, or 2.1%, to $369.0 million at September 30, 1998, from $377.0 million at December 31, 1997, with originations and purchases of $78.4 million, and repayments of $86.5 million, during the first nine months of 1998.

The Company's lending activities have been concentrated primarily in residential real estate secured by first liens. At September 30, 1998, approximately 60.2% of the Company's mortgage loans were secured by one-to-four family residential properties, 11.8% by multifamily income producing properties, and 28.0% by commercial properties and land. At December 31, 1997, these concentrations were 58.7%, 12.4%, and 28.9%, respectively. At September 30, 1998, the Company's mortgage loan portfolio was geographically distributed primarily in Illinois (35.6%), Colorado (18.1%), Idaho (21.6%), and New Mexico (15.9%). At December 31, 1997, these distributions were 33.1%, 24.1%, 20.6%, and 15.0%, respectively.

Deposits decreased $862,000, or less than 1.0%, to $347.6 million at September 30, 1998, from $348.5 million at December 31, 1997. Federal Home Loan Bank advances were reduced by $3.8 million, or 8.3%, to $41.3 million at September 30, 1998, from $45.1 million at December 31, 1997.

Stockholders' equity increased $5.2 million, or 6.3%, to $86.8 million at September 30, 1998, from $81.6 million at December 31, 1997, primarily as the result of $4.7 million in net income. The Company has 3,145,861 shares of common stock outstanding on September 30, 1998, with a book value of $27.59 per share.

ASSET QUALITY

The allowance for losses on loans remained at 1.54% of loans receivable at September 30, 1998, the same as it was at December 31, 1997. Nonperforming loans to loans receivable decreased to 0.93% at September 30, 1998, from 1.39% at December 31, 1997, primarily due to foreclosed loans transferred to real estate acquired through foreclosure. Nonperforming assets to total assets decreased to 1.22% at September 30, 1998, from 1.64% at December 31, 1997, primarily due to the subsequent sale of property acquired through the foreclosures. The allowance for losses on loans amounted to 166% of nonperforming loans at September 30, 1998, increased from 111% at December 31, 1997.

RESULTS OF OPERATIONS

The Company reported a net loss of $727,000 for the third quarter of 1998, compared to $1.7 million net income for the third quarter of 1997. Diluted earnings (loss) per share decreased to ($0.23) for the third quarter of 1998, compared to $0.49 for the third quarter of 1997. The primary reason for the decrease was a $4.1 million decrease in income from limited partnerships, which included a $4.3 million valuation allowance for mortgage servicing rights resulting from a sharp drop in mortgage interest rates and increased prepayment expectations for mortgage loans. Diluted earnings per share before the $4.3 million allowance was $0.56 for the third quarter of 1998.

Net income for the nine months ended September 30, 1998, decreased to $4.7 million, compared to $5.5 million for the nine months ended September 30, 1997. Diluted earnings per share for the first nine months of 1998 was $1.37, compared to $1.57 for the first nine months of 1997. The primary reason for the decrease was a $1.9 million decrease in income from limited partnerships, which included a $5.7 million valuation allowance for mortgage servicing rights, offset in part by a $3.6 million gain on the sale of a limited partnership investment property during the first quarter of 1998. The $5.7 million allowance reduced diluted earnings per share by $1.04, while the $3.6 million gain increased diluted earnings per share by $0.69 for the nine months ended September 30, 1998.

Return on average assets for the third quarter of 1998 decreased to (0.59%), compared to 1.36% for the third quarter last year. Return on average stockholders' equity for the third quarter of 1998 decreased to (3.36%), compared to 8.66% for the third quarter last year. Return on average assets was 1.56% for the third quarter of 1998, and return on average equity was 8.78%, before the $4.3 million loss allowance for loan servicing rights.

Return on average assets for the first nine months of 1998 was 1.27%, compared to 1.48% for the same period last year. Return on average stockholders' equity for the first nine months of 1998 was 7.35%, compared to 9.44% for the same period last year.

NET INTEREST INCOME

Net interest income increased $73,000, to $4.5 million for the third quarter of 1998, compared to $4.4 million for the third quarter of 1997. The average yield on interest earning assets decreased to 8.19% during the third quarter of 1998, from 8.58% during the third quarter of 1997, while the average cost of funds decreased to 5.06%, from 5.30% for these same periods, resulting in a decrease in the rate spread to 3.13% in 1998, from 3.28% in 1997. The net interest margin increased to 3.91% for the third quarter of 1998, compared to 3.89% for the third quarter of 1997.

Net interest income increased $30,000, to $13.5 million for the first nine months of 1998, compared to $13.4 million for the first nine months of 1997. The average yield on interest earning assets decreased to 8.29% during the first nine months of 1998, from 8.47% during the first nine months of 1997, while the average cost of funds decreased to 5.09%, from 5.20% for these same periods, resulting in a decrease in the rate spread to 3.20% in 1998, from 3.27% in 1997. The net interest margin increased to 3.95% for the first nine months of 1998, compared to 3.89% for the first nine months of 1997.

PROVISION FOR LOAN LOSSES

The allowance for losses on loans is established through a provision for losses on loans based on management's evaluation of the risk inherent in its loan portfolio and general economic conditions. Management's evaluation includes a review of all loans on which full collectibility may not be reasonably assured, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and the Company's internal credit review process. The Company's provision for losses on loans was reduced to $342,000 for the first nine months of 1998, from $600,000 for the first nine months of 1997. Net chargeoffs to the allowance for losses on loans were $526,000 during the first nine months of 1998, compared to $255,000 during the first nine months of 1997. The reduction of the provision is the result of management's evaluation of the adequacy of the allowance for losses on loans. The allowance for losses on loans stayed at 1.54% of loans receivable at September 30, 1998, the same as it was at December 31, 1997. Nonperforming loans to loans receivable decreased to 0.93% at September 30, 1998, from 1.39% at December 31, 1997, primarily due to foreclosed loans transferred to real estate acquired through foreclosure. The allowance for losses on loans amounted to 166% of nonperforming loans at September 30, 1998, increased from 111% at December 31, 1997.

OTHER INCOME

Other income decreased $4.1 million, to a loss of $3.6 million for the third quarter of 1998, compared to income of $496,000 for the third quarter of 1997, primarily due to the $4.1 million decrease in income from limited partnerships, which included the $4.3 million valuation allowance for mortgage servicing rights described above.. Other income decreased $1.5 million, to $1.1 million during the first nine months of 1998, from $2.5 million during the first nine months of 1997, primarily due to the $5.7 million valuation allowance for mortgage servicing rights, which was partially offset by increased sales of single family homes by Illinois real estate development partnerships and the $3.6 million gain on sale of a partnership investment in an apartment complex located in Florida.

Purchased mortgage loan servicing rights represent the right to collect servicing fees and ancillary income from a portfolios of mortgage loans owned by third party investors. The value of this right to receive future income is periodically reevaluated based on changes in the characteristics of the underlying loan portfolios, including weighted average coupons, weighted average maturities, scheduled loan payments, and unscheduled loan payments (or prepayments). During the first nine months of 1998, prepayments significantly exceeded expectations, resulting in an estimated $5.7 million impairment of the asset at September 30, 1998. The Company, through its partnerships, actively manages for retention of mortgages that would have otherwise paid off, significantly improving the value of the servicing asset. However, further reductions in mortgage loan interest rates could result in continued high levels of prepayments, and would result in additional impairment to the servicing asset. At September 30, 1998, the Company had a remaining investment of $9.5 million in three mortgage servicing limited partnerships. The following table provides additional detail for miscellaneous other income:



                                               Three months ended             Nine months ended
                                                 September 30,                  September 30,
                                            ------------------------------------------------------
                                              1998            1997           1998           1997
                                            ------------------------------------------------------
Miscellaneous other income:
Rental income                               $   34           $  26         $  103         $  108
Income from real estate owned, net             (47)            (49)          (104)          (240)
Checking account fees                          126              99            320            273
ATM/debit card  fees                            64              51            174            144
Credit enhancement fees                         28              31             90             51
Other miscellaneous                             20              39            115             73
                                            ------------------------------------------------------
Total miscellaneous other income            $  225          $  197         $  698         $  409
                                            ======================================================

OPERATING EXPENSES

Operating expenses increased $36,000, to $2.3 million for the third quarter of 1998, compared to $2.2 million for the third quarter of 1997. Operating expenses as a percent of average assets increased to 1.86% in the third quarter of 1998, from 1.82% in the third quarter of 1997.

Operating expenses increased $91,000, to $7.3 million for the first nine months of 1998, compared to $7.2 million for the first nine months of 1997. Compensation expense decreased $202,000, to $4.1 million in 1998, from $4.3 million in 1997, offsetting an increase of $88,000 in professional fees. Data processing and occupancy (equipment) expenses increased $133,000 in 1998, primarily as the result of Year 2000 preparations. Operating expenses as a percent of average assets increased to 1.98% in 1998, from 1.92% in 1997. The following table provides additional information on miscellaneous other expenses:


                                              Three months ended             Nine months ended
                                                September 30,                  September 30,
                                          -------------------------------------------------------
                                             1998            1997           1998           1997
                                          -------------------------------------------------------
Miscellaneous other expense:
Stationery and supplies                   $    51         $    55       $    167       $    170
Telephone and postage                          69              51            204            184
Loan expense                                    3               7             18             17
Insurance                                      26              28             72             83
Security                                       25              21             77             64
Audit and examination fees                     46              51            147            150
Legal fees                                     18              28            128             54
Consulting fees                                 2               -             42             11
Benefit plan administration fees                8               9             25             39
Dues and subscriptions                          5               1             32             20
Checking account expenses                       6               5             19             15
ATM/debit card expenses                        62              29            152             89
Minority interest                              14              12             38             28
Other                                          75              90            230            262
                                          -------------------------------------------------------
Total miscellaneous other expense         $   410         $   387       $  1,351       $  1,186
                                          =======================================================

INCOME TAXES

The Company's effective income tax rate for the first nine months of 1998 was 32.50% compared to 32.78% for the first nine months of 1997. The effective tax rate for both years is reduced from statutory rates by the dividends received deduction and by low income housing tax credits.

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

The primary investing activity of the Company is the origination and purchase of mortgage loans and the purchase of securities. During the first nine months of 1998 and 1997, the Company originated and purchased mortgage loans in the amounts of $78.4 million and $68.7 million, respectively. Loan repayments for these same two periods were $86.5 million and $68.5 million, respectively. Much of the increase in lending activity during the first nine months of 1998 was due to refinances, and is reflected in the significant increase in prepayments for the same period.

During the first nine months of 1998 the Company's deposits decreased by $862,000. The Company repaid a net $3.8 million in borrowings from the FHLB during the first nine months of 1998.

Federal regulations require a savings institution to maintain an average daily balance of liquid assets equal to at least 4% of the average daily balance of its net withdrawable deposits and short term borrowings. Management has consistently maintained levels in excess of the regulatory requirement. The Association's average liquidity ratios for the first nine months of 1998 and 1997 were 14.0% and 8.5%, respectively.

The Association is also required to maintain specific amounts of capital pursuant to federal regulations. As of September 30, 1998, the Association was in compliance with all regulatory capital requirements, with tangible and core capital of 12.26%, risk-based capital of 20.13%, and tier one capital of 18.87%, well above the requirements for
capital adequacy of 1.5%, 3.0%, 8.0%, and 4.0%, respectively.   The minimum
requirement for well capitalized institutions under the prompt corrective action regulations are 10.0% risk-based capital and 6.0% tier one capital.

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

The following table reflects the estimated present value of interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments as calculated by the OTS for the Association as of June 30, 1998, at then current interest rates and at hypothetical higher and lower interest rates of one and two percent. (Because of the time needed by OTS to prepare their reports, September 30, 1998 values are not yet available.)


                                                                            Present Value at June 30, 1998
                                                       -----------------------------------------------------------------------------
                                                             Down 2%        Down 1%        Current         Up 1%           Up 2%
                                                       -----------------------------------------------------------------------------

INTEREST-EARNING ASSETS:
Mortgage loans, including mortgage-
 backed securities:
 Adjustable rate                                       $    189,354     $  187,345    $   185,387      $  183,289        $180,822
 Fixed rate                                                 201,473        197,434        192,100         184,817         176,798
Commercial and consumer loans                                16,875         16,801         16,730          16,661          16,593
Securities                                                   55,056         53,821         52,589          51,331          50,064
                                                       -----------------------------------------------------------------------------
  TOTAL INTEREST-EARNING ASSETS                             462,758        455,401        446,806         436,098         424,277
Other assets                                                 20,408         21,167         22,932          26,151          29,135
                                                       -----------------------------------------------------------------------------
Total assets                                           $    483,166     $  476,568    $   469,738      $  462,249        $453,412
                                                       =============================================================================


INTEREST BEARING LIABILITIES:
 Passbook accounts                                           61,811         61,811         61,811          61,811          61,811
 NOW accounts                                                25,502         25,502         25,502          25,502          25,502
 Money market accounts                                        9,272          9,272          9,272           9,272           9,272
 Certificates of deposit                                    256,963        255,215        253,511         251,841         250,209
                                                       -----------------------------------------------------------------------------
 TOTAL DEPOSITS                                             353,548        351,800        350,096         348,426         346,794
Borrowings                                                   46,141         45,631         45,135          44,653          44,185
                                                       -----------------------------------------------------------------------------
 TOTAL INTEREST-BEARING LIABILITIES                         399,689        397,431        395,231         393,079         390,979
Other liabilities                                             8,707          8,704          8,702           8,699           8,697
                                                       -----------------------------------------------------------------------------
Total liabilities                                      $    408,396     $  406,135    $   403,933      $  401,778     $   399,676
                                                       =============================================================================

Loan commitments                                       $        540     $      425    $       260      $       33     $      (250)
                                                       =============================================================================

NET PORTFOLIO VALUE (NPV)                              $     75,310     $   70,858    $    66,065      $   60,504     $    53,486
                                                       =============================================================================

RATIO OF NPV TO PV OF TOTAL ASSETS                           15.59%         14.87%         14.06%          13.09%          11.80%
                                                       =============================================================================

YEAR 2000 PREPARATIONS

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company has been working on the Y2K issues since early 1997. Of primary concern are the mission critical functions that are essential to the Company performing as a quality financial services provider for all the customers the Company serves. The Company has identified those items to include the teller and platform systems that process the financial transactions for all deposit and mortgage loan customers including general ledger processing, the mortgage loan department's loan origination system, the automated teller machines and their related network, and the processing systems associated with Calumet Financial Corporation, Calumet Savings Service Corporation, and Calumet Mortgage Corporation of Idaho.

Calumet Financial Corporation has identified its consumer loan system as mission critical. Calumet Savings Service Corporation has identified its local area network, which processes its accounting and insurance applications, as mission critical. Calumet Mortgage Corporation of Idaho has determined its loan origination system to be mission critical.

The Company has spent approximately $800,000 to date to upgrade and install new systems. The total cost to render all systems, including non-mission critical systems, Y2K compliant is estimated to be between $800,000 and $900,000. These costs will be amortized over a three to five year period.

The hardware to process all teller, platform and general ledger systems was installed and in service this quarter. The system includes a network of pentium PCs that have been certified and tested for Y2K compliance. The outside service bureau utilized by the Company to process in this environment has completed their programming changes and has established dates for all clients to begin testing during the fourth quarter of 1998. The mortgage loan origination software and hardware located at the Company's headquarters has been certified and tested to be Y2K compliant. These tests were performed this quarter.

The Company's ATM network will require minimal hardware upgrades to be Y2K compliant The testing of the ATM network switch interface with the Company's service bureau was completed successfully during the third quarter of 1998.

Calumet Savings Service Corporation has installed the necessary hardware to render its accounting and insurance systems Y2K compliant. New software has been obtained and will be installed and tested in the fourth quarter of 1998.

Calumet Financial Corporation utilizes the same service bureau as the Company for processing their consumer loans. CFC will begin testing in the fourth
quarter of 1998.   In addition, CFC utilizes a loan origination package that
will be upgraded to a new Y2K compliant version in the fourth quarter of 1998.

Calumet Mortgage Corporation of Idaho utilizes software that has been certified by their vendor as Y2K compliant. Tests of their mortgage origination system will take place the fourth quarter of 1998.

The Company has queried certain large commercial mortgage loan borrowers as to their Y2K compliance. As of this date, the Company has not identified any that pose a credit risk as a result of Y2K issues.

The Company presently believes that with the modifications, upgrades and new software and hardware currently in place, or soon to be installed and tested, the Y2K issue will not pose significant operational problems for the Company's computer systems or business operations. However, there can be no assurance that unforseen problems in the Company's computer systems, or the systems of third parties on which the Company's computers rely, will not have a material adverse effect on the Company's systems or operations.

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

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        On September 17, 1998, the Registrant filed on Form 8-K a copy of the Agreement and Plan of Merger among Calumet Bancorp, Inc., FBOP Corporation and FBOP Acquisition Corp. dated as of September 9, 1998, and a copy of the related Press Release issued September 9, 1998 announcing the signing of the agreement. Under the terms of the merger FBOP Acquisition Corp., a wholly owned subsidiary of FBOP Corporation, will acquire for cash all of the outstanding stock of Registrant for a purchase price of approximately $111.6 million less Registrant's merger related expenses, or $32.00 per fully diluted share. The transaction is expected to be completed during the first quarter of 1999 and is subject to the approval of the regulatory agencies and the Registrant's shareholders and to the satisfaction of certain contractual closing conditions under the Merger Agreement.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       CALUMET BANCORP, INC.


DATE: NOVEMBER 12, 1998                /S/ THADDEUS WALCZAK
                                       ------------------------------
                                       THADDEUS WALCZAK,
                                       CHAIRMAN OF THE BOARD AND
                                       CHIEF EXECUTIVE OFFICER

DATE: NOVEMBER 12, 1998                /S/ JOHN GARLANGER
                                       ------------------------------
                                       JOHN GARLANGER,
                                       CHIEF FINANCIAL OFFICER