Form 10-K405
period 1998-12-31
CALUMET BANCORP INC /DE
filed 1999-03-26
CIK 879694

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1998    COMMISSION FILE NUMBER 0-19829

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19, 1999 there were issued and outstanding 3,145,861 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the NASDAQ/NMS on March 19, 1999 was $93,982,597. Solely for purposes of this calculation, all directors and executive officers of the registrant are considered non-affiliates of the registrant.

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

The Company's operating results are also affected to a lesser extent by loan and commitment fees, customer service charges, and by the sale of insurance, mutual funds and annuities through its third tier subsidiaries. Operating expenses of the Company are primarily employee compensation and benefits, office occupancy and equipment costs, federal deposit insurance premiums, advertising and promotion costs, data processing and other administrative expenses. The Company employs a total of 135 full time equivalent employees as of December 31, 1998, and management considers its relationship with employees excellent.

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

ITEM 2. PROPERTIES (Dollar amounts in thousands)

The following table sets forth information regarding the Company's administrative, main and branch offices:

                                                                                                       Percent of     Net Book
                                                                                        Year             Total        Value at
Properties:                                                                            Opened           Deposits      12/31/98
                                                                                       ---------------------------------------
Administrative Office
1350 East  Sibley Boulevard, Dolton, Illinois 60419                                     1976             42.14%        $ 1,192
Main Office
8905 South Commercial Avenue, Chicago, Illinois 60617                                   1910             12.05%            234
Branch Offices
3501 East 106th Street, Chicago, Illinois 60617                                         1979             21.90%            880
2600 Sauk Trail, Sauk Village, Illinois 60411                                           1978              6.11%            152
17150 South Torrence Avenue, Lansing, Illinois 60438                                    1985             17.80%          1,083
Other fixed assets                                                                                                       1,572
                                                                                                  -----------------------------
Total                                                                                                   100.00%        $ 5,113
                                                                                                  =============================

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Calumet Bancorp, Inc.'s common stock is traded on the NASDAQ National Market System under the symbol "CBCI". As of March 19, 1999, the Company has 329 stockholders of record (not including approximately 900 persons or entities holding stock in nominee or street name through various brokerage firms) and 3,145,861 shares of common stock outstanding.

On September 9, 1998, the Company announced that a definitive agreement had been signed pursuant to which FBOP Corporation would acquire, for cash, all of the outstanding stock of the Company in a transaction valued at approximately $111.6 million, or $32.00 per fully diluted share, after deducting the Company's merger-related expenses. The transaction was expected to be completed during the first quarter of 1999, subject to the approvals of regulatory agencies and the Company's shareholders. On November 20, 1998, the Company received a letter from FBOP stating that FBOP was prepared to terminate the Merger Agreement unless the Company agreed to a price reduction of $4.0 million. FBOP asserted that, since the date of the Merger Agreement, actual and potential losses associated with the Company's investment in mortgage loan servicing limited partnerships constituted a "Material Adverse Change" under the Merger Agreement, which would allow FBOP to terminate the Merger Agreement at its option.

The Company convened a special meeting of its Board of Directors on November 22, 1998, to consider FBOP's letter, and the Board rejected the various assertions made in the FBOP letter, including, specifically, the assertion that a "Material Adverse Change" had occurred. Nonetheless, in order to avoid additional costs and time associated with litigation and without any prejudice to the Company's' rights under the Merger Agreement, the Company offered to accept a reduction in the aggregate merger consideration of $1.5 million provided that the Merger Agreement was amended (i) to exclude the purchased mortgage servicing rights investments and changes in the value of interest rate sensitive assets currently in the Company's portfolio from the "Material Adverse Change" representation and condition under the Merger Agreement and (ii) to provide for upward adjustment to the purchase price if the Company recovers losses relating to the purchased mortgage servicing rights prior to the closing of the merger.

FBOP subsequently proposed that the Company accept a $2.0 million reduction in the aggregate merger consideration and share in any recovery in the value of the purchased mortgage servicing rights investments. FBOP was advised that a reduction of that magnitude had been considered by the Board at its special meeting and had been rejected. In response to the counter proposal of FBOP it was the position of the Company's Board that in view of the substantial reduction in purchase price embodied in the original $111.6 million merger consideration, any reduction in excess of $1.5 million would be unfair to Calumet's shareholders. As of 5:00 P.M., Monday, November 23, 1998, the Company's offer had not been accepted and, therefore, terminated at that time in accordance with its terms.

On December 8, 1998, the Company advised FBOP in writing that unless it received, by 5:00 P.M. on December 15, 1998, unequivocal written assurances that FBOP will fully perform its obligations under the Merger Agreement, the Company will treat the Merger Agreement as terminated by FBOP's anticipatory repudiation of the contract, its failure to provide reasonable assurances of performances thereunder, and its continuing failure to perform its obligations under the Merger Agreement.

On December 11, 1998, the Company received a letter from FBOP stating in part that "FBOP has and will fully perform its obligations under the Agreement and Plan of Merger and reserves all of its rights under that Agreement." In that letter FBOP also requested a meeting with management of the Company to discuss the Merger Agreement. The Company met with representatives of FBOP on December 21, 1998. At that meeting FBOP would not give the Company any assurance that FBOP would proceed with the Merger Agreement and informed the Company that they would make no decisions on the Merger Agreement at that time but would continue to reserve their rights under the Merger Agreement.

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

During 1997 the Company repurchased 426,597 split adjusted shares of its common stock, at an average cost of $23.50, continuing a share repurchase program begun in 1992. The Company has repurchased a total of 2,282,566 split adjusted shares of its common stock for $36.5 million, or an average cost of $15.97 per share. The repurchase of the Company's shares at a significant discount to book value enhanced shareholder value by having the effect of increasing earnings per share and book value per share for the remaining shares outstanding. At December 31, 1998, the Company had 3,145,861 shares of common stock outstanding with a book value of $27.92 per share. The closing price of the stock on December 31, 1998, was $27.13 per share.

The Company has never paid a cash dividend, and does not anticipate paying a cash dividend in 1999. The following table sets forth the reported high, low and closing prices per share (restated for the stock split) of the Company's common stock in 1998 and 1997:

                                    High           Low          Close
                                 --------------------------------------
1998
 First quarter                    $ 39.00        $ 33.00       $ 36.00
 Second quarter                     38.25          33.00         33.50
 Third quarter                      35.56          26.00         30.06
 Fourth quarter                     30.44          26.63         27.13
1997
 First quarter                    $ 24.83        $ 21.67       $ 23.75
 Second quarter                     26.50          22.83         25.33
 Third quarter                      31.58          24.83         30.83
 Fourth quarter                     34.63          31.00         33.25

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included at Item 8. "Financial Statements and Supplementary Data."

FIVE YEAR FINANCIAL SUMMARY                                            At and for the year ended December 31,
                                                      -------------------------------------------------------------------------
(Dollars in thousands, except per share data)              1998          1997           1996          1995           1994
                                                      -------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
     Interest income                                        $ 37,234      $ 39,000       $ 38,919      $ 38,761       $ 36,609
     Interest expense                                         19,472        21,027         21,054        20,177         16,621
                                                      -------------------------------------------------------------------------
     Net interest income                                      17,762        17,973         17,865        18,584         19,988
     Provision for losses on loans                               460           700            800           800            800
                                                      -------------------------------------------------------------------------
     Net interest income after provision
       for losses on loans                                    17,302        17,273         17,065        17,784         19,188
     Other income                                                861         4,238          2,992           972          2,593
     Other expenses                                            9,521         9,536         12,231         9,931         10,340
     Income taxes                                              2,761         3,988          2,427         2,860          4,022
                                                      -------------------------------------------------------------------------
     Net Income                                              $ 5,881       $ 7,987        $ 5,399       $ 5,965        $ 7,419
                                                      =========================================================================

     Weighted average shares outstanding (1)               3,143,816     3,244,500      3,748,353     4,150,560      4,276,944
     Basic earnings per share (1)                             $ 1.87        $ 2.46         $ 1.44        $ 1.44         $ 1.73
     Wtd. average diluted shares outstanding (1)           3,396,336     3,488,061      3,955,899     4,352,501      4,497,887
     Diluted earnings per share (1)                           $ 1.73        $ 2.29         $ 1.36        $ 1.37         $ 1.65
OTHER DATA (2):
     Return on average assets                                  1.21%         1.61%          1.08%         1.19%          1.48%
     Return on average equity                                  6.92%        10.20%          6.56%         7.20%          9.61%
     Average equity to average assets                         17.47%        15.80%         16.42%        16.60%         15.36%
     Interest rate spread (3)                                  3.14%         3.29%          3.05%         3.21%          3.68%
     Net interest margin (4)                                   3.91%         3.92%          3.79%         3.94%          4.21%
     Non-interest income to average assets                     0.18%         0.86%          0.60%         0.19%          0.52%
     Non-interest expense to average assets                    1.96%         1.93%          2.44%         1.98%          2.06%
     Net charge-offs to average loans                          0.13%         0.07%          0.01%         0.10%          0.35%
STATEMENT OF FINANCIAL CONDITION DATA:
     Total assets                                          $ 479,115     $ 486,626      $ 510,217     $ 509,528      $ 504,026
     Total loans, net                                        356,544       376,988        381,200       372,946        358,187
     Securities available-for-sale                            50,672        46,967         57,362        68,153         73,491
     Securities held-to-maturity                              14,348        18,768         27,970        32,620         31,058
     Cash and interest-bearing deposits                       33,808         8,283          9,175         8,657          9,350
     Investment in limited partnerships                       12,905        24,645         24,458        16,226         16,911
     Deposits                                              $ 348,284     $ 348,461      $ 357,330     $ 359,251      $ 344,160
     Borrowings                                               32,310        45,060         59,850        55,140         70,335
     Stockholders' equity                                     87,826        81,614         81,764        84,110         78,286
     Common shares outstanding                             3,145,861     3,141,497      3,565,542     4,009,317      4,187,448
     Book value per share                                    $ 27.92       $ 25.98        $ 22.93       $ 20.98        $ 18.69

     Allowance for losses on loans to total loans              1.62%         1.54%          1.42%         1.24%          1.18%
     Nonperforming loans to total loans                        0.91%         1.39%          1.60%         1.46%          1.27%
     Nonperforming assets to total assets (5)                  1.15%         1.64%          1.57%         1.62%          1.36%
     Number of deposit accounts                               36,681        37,424         38,206        37,567         36,763

(1) All per share data has been adjusted for 3 for 2 stock split on November 17, 1997.
(2) All ratios are based on average monthly balances during the respective periods.
(3) Computed as the difference between average yield on interest earning assets and average cost of interest bearing funds.
(4) Net interest income divided by average interest earning assets.
(5) Nonperforming assets are defined as nonaccrual loans plus real estate owned acquired through foreclosure.

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

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1 - Description of Business that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in 1999 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Association's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies,and the United States Government; limited partnership activities; federal and state legislation, regulation and supervision of the Association and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Association's ability to pay dividends to the Company.

FINANCIAL CONDITION

As of December 31, 1998, total assets decreased $7.5 million, or 1.5%, to $479.1 million, from $486.6 million at December 31, 1997. Net loans receivable decreased $20.4 million, or 5.4%, to $356.5 million at December 31, 1998, from $377.0 million at December 31, 1997. Investments in securities decreased $715, or 1.10%, to $65.0 million at December 31, 1998, from $65.7 million at December 31, 1997. Cash and cash equivalents increased $25.5 million, to $33.8 million at December 31, 1998, from $8.3 million at December 31, 1997, primarily due to loan and security repayments not being reinvested under the terms of the Agreement and Plan of Merger, which restricted the types of loans and securities in which the Company could invest.

Excess funds were used during 1998 to pay down maturing advances from the Federal Home Loan Bank in the amount of $12.8 million, reducing the balance to $32.3 million at December 31, 1998, from $45.1 million at December 31, 1997. Deposits decreased $177, to $348.3 million at December 31, 1998, from $348.5 million at December 31, 1997. The intensity of competition for deposit funds in the south Chicago and suburban market, not only from other depository institutions, but from insurance companies, mutual funds and the stock market, has grown significantly during 1998, as it did in 1997, and shows no sign of abatement in 1999. The result will be increased pressure on the cost of funds. Stockholders' equity increased $6.2 million, to $87.8 million at December 31, 1998, from $81.6 million at December 31, 1997, primarily due to earnings. The Company did not repurchase any stock during 1998, primarily due to ongoing merger negotiations during the year. The closing price of the Company's common stock on December 31, 1998, was $27.13, and its book value was $27.92 per share.

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

Deposits decreased $8.9 million, or 2.5%, to $348.5 million at December 31, 1997, from $357.3 million at December 31, 1996, while advances from the Federal Home Loan Bank of Chicago decreased $14.8 million, or 24.7%, to $45.1 million at December 31, 1997, from $59.9 million at December 31, 1996. Stockholders' equity decreased $150, or 0.2%, to $81.6 million at December 31, 1997, from $81.8 million at December 31, 1996, primarily as the result of $8.0 million in earnings for 1997, reduced by $10.0 million in Treasury stock purchases, and increased by $1.1 million of net unrealized gains on securities available for sale. The exercise of options added $37 to stockholders' equity and amortization and allocation of stock based benefits another $793. During 1997 the Company repurchased 426,597 split adjusted shares of its common stock at an average cost of $23.50. At December 31, 1997, the Company's closing price and book value per share were $33.25 and $25.98, respectively.

LENDING

The Company's lending activities have been concentrated primarily in residential real property secured by first liens on such property. At December 31, 1998, approximately 57.8% of the Company's mortgage loans are secured by one-to-four family dwellings, 11.8% by multifamily income producing properties, and 30.4% by commercial real estate properties and land. This compares to 58.7%, 12.4%, and 28.9%, respectively, at December 31, 1997.

During 1998 the Company invested $91.9 million in the origination and purchase of primarily mortgage loans. Loan repayments of $112.7 million exceeded originations and purchases by $20.8 million, with decreases in the portfolio resulting primarily from a significant drop in interest rates which precipitated a wave of refinance activity. Loans receivable decreased by $19.8 million, or 5.0%, to $373.1 million at December 31, 1998, from $392.9 million at December 31, 1997. One to four family mortgage loans decreased $7.8 million, or 3.7%, to $202.2 million at December 31, 1998, from $210.0 million at December 31, 1997. Multifamily mortgage loans decreased $5.4 million, or 13.3%, to $35.5 million at December 31, 1998, from $40.9 million at December 31, 1997. Commercial, construction and land loans decreased $8.0 million, or 5.8%, to $129.0 million at December 31, 1998, from $137.0 million at December 31, 1997.

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

Commercial real estate loans improve the interest rate sensitivity of the Company's loan portfolio because they are generally made for a shorter term than residential mortgage loans, carry a higher yield, and reprice more frequently. Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by lending primarily on existing income-producing properties and generally requires a net operating income to debt service ratio of at least 1.20 times. The Company analyzes the financial condition of the borrower and the reliability and predictability of net income generated by the security property in determining whether to extend credit.

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

The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated:

                                                                            At December 31,
                                                   -------------------------------------------------------------
                                                      1998        1997         1996        1995        1994
                                                   -------------------------------------------------------------
Mortgage loans:
One-to-four family residential (1)                    $202,240    $209,999     $207,697    $204,970    $204,246
Multi-family residential                                35,494      40,933       47,510      54,216      49,900
Commercial real estate                                  92,786      97,186       97,093      87,066      84,388
Construction                                            25,213      27,645       27,442      31,055      21,711
Land                                                    11,038      12,207       13,760      13,739      13,371
                                                   -------------------------------------------------------------
   Total mortgage loans                                366,771     387,970      393,502     391,046     373,616

Other loans:
Commercial business                                      2,021       1,887        1,208       2,342       1,981
Consumer                                                 4,325       3,033          976         703         631
                                                   -------------------------------------------------------------
   Total other loans                                     6,346       4,920        2,184       3,045       2,612
                                                   -------------------------------------------------------------

Total loans                                            373,117     392,890      395,686     394,091     376,228
Less:
   Loans-in-process                                      8,868       7,820        6,386      13,531      10,419
   Unearned discounts, premiums
     and deferred loan fees, net                         1,676       2,012        2,470       2,744       3,193
   Allowance for losses on loans                         6,029       6,070        5,630       4,870       4,429
                                                   -------------------------------------------------------------
   Total loans, net                                   $356,544    $376,988     $381,200    $372,946    $358,187
                                                   =============================================================

FHA and VA loans included in
   one-to-four family residential                        $ 427       $ 627        $ 416       $ 597       $ 747
Second mortgages included in
   total mortgage loans                                  $ 284       $ 278      $ 2,698     $ 2,596       $ 113

(1) Includes construction loans converted to permanent loans.

The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Company's loan portfolio based on contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                     After one        After five
                                      One year      year through     years through        After
                                      or less        five years        ten years        ten years          Total
                                     ------------------------------------------------------------------------------
Mortgage loans:
One-to-four family residential        $ 10,289          $ 6,456         $ 11,534        $ 173,961        $ 202,240
Multi-family residential                     9           18,337           13,951            3,197           35,494
Commercial real estate                   4,841           21,559           38,311           28,075           92,786
Construction                            15,493            9,720                -                -           25,213
Land                                     3,863            6,534              295              346           11,038
Other loans:
Commercial business                        942               52            1,027                -            2,021
Consumer                                   843            1,731              514            1,237            4,325
                                     ------------------------------------------------------------------------------
   Total loans                        $ 36,280         $ 64,389         $ 65,632        $ 206,816        $ 373,117
                                     ==============================================================================

The following table sets forth the dollar amount of all loans at December 31, 1998 and due after December 31, 1999, that have fixed interest rates and those that have floating or adjustable rates:

                                                                     Floating or
                                                                     Adjustable
                                                   Fixed Rates          Rates            Total
                                                  ----------------------------------------------
Mortgage loans:
One-to-four family residential                      $ 128,242         $ 63,709        $ 191,951
Multi-family residential                               20,826           14,659           35,485
Commercial real estate                                 29,737           58,208           87,945
Construction                                            3,700            6,020            9,720
Land                                                    3,448            3,727            7,175
Other loans:
Commercial business                                       101              978            1,079
Consumer                                                2,658              824            3,482
                                                  ----------------------------------------------
   Total loans                                      $ 188,712        $ 148,125        $ 336,837
                                                  ==============================================

At December 31, 1998, the Company's mortgage loan portfolio was geographically diversified, with concentrations primarily in Illinois (35.2%), Colorado (17.8%), Idaho (21.1%), and New Mexico (15.9%). Mortgage loans in Indiana and Michigan, all within the Company's immediate lending area, represent another 5.8% of the portfolio at December 31,1998. At December 31, 1997, these concentrations were Illinois (33.1%), Colorado (24.1%), Idaho (20.6%), New Mexico (15.0%), and Indiana/Michigan (4.2%).

At December 31, 1998, approximately $104.6 million or 28.5% of the Company's $366.8 million mortgage loan portfolio was secured by properties located in mountain and ski resort areas, the economies of which may be more susceptible to fluctuations in market and economic conditions. Furthermore, $36.2 million, or 34.6% of these loans are secured by second homes, which may be more susceptible to delinquencies than loans secured by primary residences; $35.9 million, or 34.3% of these loans were secured by primary residences; and $32.6 million, or 31.1% were secured by multifamily and commercial properties and land.

At December 31, 1997, approximately $118.6 million or 30.6% of the Company's $388.0 million mortgage loan portfolio was secured by properties located in mountain and ski resort areas. $43.7 million, or 36.8% of these loans are secured by second homes, $35.7 million, or 30.1% of these loans were secured by primary residences; and $39.2 million, or 33.1% were secured by multifamily and commercial properties and land.

At December 31, 1998, the Company's out-of-state mortgage loan portfolio amounted to $237.6 million and included $90.0 million in loans secured by primary residences, $56.5 million secured by secondary residences, $16.3 million secured by multifamily, and $74.7 million secured by commercial properties and land. At December 31, 1997, the Company's out-of-state mortgage loan portfolio amounted to $259.7 million and included $95.1 million in loans secured by primary residences, $66.9 million secured by secondary residences, $21.3 million secured by multifamily, and $76.4 million secured by commercial properties and land. The Company has not experienced unusual losses as a result of geographic diversification or lending in mountain and ski resort areas. The following table sets forth information regarding the geographic distribution of the Company's mortgage loan portfolio at December 31, 1998.

                                 One-to-four family
                          -------------------------------     Total                                           Land and      Total
                              Primary        Secondary      One-to-four    Multifamily   Commercial          Developed    Mortgage
                            Residential     Residential       family       Residential   Real Estate            Lots        Loans
                          ---------------------------------------------------------------------------------------------------------
Illinois                     $ 63,462         $ 1,967        $ 65,429       $ 26,992       $ 36,756            $ 31       $129,208
Indiana                        10,326             584          10,910            808              -               -         11,718
Michigan                            -             217             217          6,266          3,150               -          9,633
                          ---------------------------------------------------------------------------------------------------------
   Subtotal                    73,788           2,768          76,556         34,066         39,906              31        150,559
                          ---------------------------------------------------------------------------------------------------------
Idaho
Sun Valley area                32,246          21,583          53,829            138          8,611           8,505         71,083
Other mountain areas            1,137           1,197           2,334              -          3,563             380          6,277
                          ---------------------------------------------------------------------------------------------------------
   Subtotal                    33,383          22,780          56,163            138         12,174           8,885         77,360
                          ---------------------------------------------------------------------------------------------------------
Colorado
Denver area                    11,456           1,423          12,879          6,738         13,676              46         33,339
Other urban areas                   -               -               -          1,463          3,091               -          4,554
Aspen area                      1,137           7,562           8,699              -          4,197               -         12,896
Other mountain areas            1,356           5,853           7,209              -          7,177               -         14,386
                          ---------------------------------------------------------------------------------------------------------
   Subtotal                    13,949          14,838          28,787          8,201         28,141              46         65,175
                          ---------------------------------------------------------------------------------------------------------
New Mexico                     27,326          14,739          42,065            536         14,092           1,663         58,356
Florida                           637           2,309           2,946            375          2,108             413          5,842
Arizona                         1,922             364           2,286              -              -               -          2,286
Other states                    2,497             646           3,143              -          4,050               -          7,193
                          ---------------------------------------------------------------------------------------------------------
   Total                     $153,502        $ 58,444       $ 211,946       $ 43,316       $100,471        $ 11,038       $366,771
                          =========================================================================================================

The following table sets forth information regarding nonaccrual loans and foreclosed real estate owned by the Company at the dates indicated. The Company does not accrue interest on loans delinquent 90 days or more. Had nonaccrual loans been current according to their original terms, the Company would have recorded $385 of interest income during 1998, $495 during 1997, and $582 during 1996. Actual interest income from nonaccrual loans amounted to $288 during 1998, $400 during 1997, and $384 during 1996.

                                                                          At December 31,
                                                   -------------------------------------------------------------
                                                         1998        1997         1996        1995        1994
                                                   -------------------------------------------------------------
Nonaccrual loans:
  One-to-four family residential                       $ 1,384     $ 2,937      $ 3,959     $ 4,006     $ 4,067
  Multifamily residential                                1,460         477          242          58         216
  Commercial real estate                                     -       1,102        1,707           -           -
  Construction                                             409         939            -         549         499
  Land                                                       -           -          426           -           -
  Commercial business                                        -           -            -       1,143           -
  Consumer                                                 138          17            -           2           5
                                                   -------------------------------------------------------------
    Total nonaccrual loans                               3,391       5,472        6,334       5,758       4,787
                                                   -------------------------------------------------------------

Real estate owned:
  One-to-four family residential                         1,845       2,491        1,665       2,483       1,196
  Multifamily residential                                    -           -            -           -          20
  Commercial real estate                                     -           -            -           -         865
  Land                                                     264           -            -           -           -
                                                   -------------------------------------------------------------
    Total real estate owned                              2,109       2,491        1,665       2,483       2,081
                                                   -------------------------------------------------------------
    Total nonperforming assets                         $ 5,500     $ 7,963      $ 7,999     $ 8,241     $ 6,868
                                                   =============================================================

Nonaccrual loans to total loans                          0.91%       1.39%        1.60%       1.46%       1.27%

Nonperforming assets to total assets                     1.15%       1.64%        1.57%       1.62%       1.36%

At December 31, 1998, the Company had no loans that were considered impaired. At December 31, 1997, the Company had two related loans that were considered impaired with a recorded investment of $1.1 million. The loans were placed in nonaccrual status. One of these loans was fully reserved in the amount of $350, the other had no specific reserve. Both of these loans were foreclosed during the first quarter of 1998 and no interest income was recorded. The average recorded investment in impaired loans during the year ended December 31, 1997, was approximately $1.1 million. For the year ended December 31, 1997, the Company recognized interest income (using the cash basis method of income recognition) on those impaired loans of $92.

The following table sets forth an analysis of the Company's allowance for losses on loans for the periods indicated. Where specific loan loss allowances have been established, any difference between the loss allowance and the amount of the loss realized has been charged to the allowance for losses on loans.

                                                                 For the year ended December 31,
                                                   -------------------------------------------------------------
                                                         1998        1997         1996        1995        1994
                                                   -------------------------------------------------------------
Allowance at beginning of year                         $ 6,070     $ 5,630      $ 4,870     $ 4,429     $ 4,825
Provision for losses on loans                              460         700          800         800         800
Charge-offs:
  Residential real estate                                  194         323          114         238           -
  Commercial real estate                                   350           -            -         236       1,054
  Construction                                               -           -            -           -           -
  Land                                                      41           -            -           -           -
  Commercial business                                        -           -            -           -         152
  Consumer                                                  45           -            -           -           -
                                                   -------------------------------------------------------------
    Total charge-offs                                      630         323          114         474       1,206
Recoveries                                                 129          63           74         115          10
                                                   -------------------------------------------------------------
Net charge-offs                                            501         260           40         359       1,196
                                                   -------------------------------------------------------------
Allowance at end of year                               $ 6,029     $ 6,070      $ 5,630     $ 4,870     $ 4,429
                                                   =============================================================

Allowance for losses on loans to
  loans receivable at end of year                        1.62%       1.54%        1.42%       1.24%       1.18%
Net charge-offs to average
  loans during the year                                  0.13%       0.07%        0.01%       0.10%       0.35%
Allowance for losses on loans to
  nonaccrual loans at end of year                      177.79%     110.93%       88.89%      84.58%      92.52%

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

                                                                At December 31,
                         --------------------------------------------------------------------------------------------------------
                                   1998                 1997                 1996                 1995                1994
                         --------------------------------------------------------------------------------------------------------
                                     Percent of           Percent of           Percent of           Percent of          Percent of
                                      Loans in             Loans in            Loans in             Loans in             Loans in
                                      Category             Category            Category             Category             Category
                                      to Total             to Total            to Total             to Total             to Total
                            Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans    Amount     Loans
                         --------------------------------------------------------------------------------------------------------
MORTGAGE LOANS:
  Residential               $1,070     63.71%    $1,217     63.86%    $1,494    64.50%     $1,490    65.77%    $1,352     67.55%
  Commercial                 2,065     24.87%     2,593     24.74%     3,224    24.54%      2,351    22.09%     2,637     22.43%
  Construction                   -      6.76%         -      7.04%         -     6.94%          -     7.88%         -      5.77%
  Land                         221      2.96%       242      3.11%       275     3.47%        275     3.49%       334      3.55%
OTHER LOANS:
  Commercial business          155      0.54%       118      0.48%        50     0.30%        487     0.59%       101      0.53%
  Consumer                     146      1.16%        50      0.77%        13     0.25%          7     0.18%         5      0.17%
  Unallocated                2,372          -     1,850          -       574         -        260         -         -          -
                         --------------------------------------------------------------------------------------------------------
    Total                   $6,029    100.00%    $6,070    100.00%    $5,630   100.00%     $4,870   100.00%    $4,429    100.00%
                         ========================================================================================================

SECURITIES

The following table sets forth securities classified as available-for-sale, at fair value at the dates indicated.

                                                                          At December 31,
                                             -----------------------------------------------------------------------
                                                       1998                    1997                    1996
                                             -----------------------------------------------------------------------
                                                  Fair     Percent of     Fair     Percent of    Fair     Percent of
                                                  Value     Portfolio     Value    Portfolio     Value     Portfolio
                                             -----------------------------------------------------------------------
U.S. Government and
   agency securities                            $ 25,934      51.18%    $ 29,972     63.82%    $ 10,986      19.15%
Government securities fund (1)                    10,511      20.74%       6,957     14.81%      16,411      28.61%
Money market fund                                  7,855      15.50%       3,697      7.87%         888       1.55%
ARM securities fund                                    -           -           -          -       5,187       9.04%
CMO/REMIC securities                                   -           -           -          -      11,520      20.08%
Municipal bonds                                        -           -           -          -         861       1.50%
Preferred stock                                    4,233       8.35%       3,715      7.91%       9,387      16.37%
Common stock                                       2,139       4.23%       2,626      5.59%       2,122       3.70%
                                             -----------------------------------------------------------------------
   Total fair value                             $ 50,672     100.00%    $ 46,967    100.00%    $ 57,362     100.00%
                                             =======================================================================

(1) The Government securities fund is a diversified bond fund which invests in U.S. Treasury and Federal Agency securities with remaining maturities of five years or less, which are permissible under applicable federal law for federal savings associations, national banks, and federal credit unions. At December 31, 1997, it was determined that the decline in fair value incurred by this fund was other than temporary, and a $241 write-down to fair value was charged to earnings.

The following table sets forth the maturities and weighted average yields of the securities in the Company's available-for-sale portfolio at December 31, 1998. Mutual funds and equity securities have no stated maturity and are included in the total column only.

                                                                        After one year          After five years
                                         Within one year              through five years      through ten years
                                      Amount          Yield          Amount        Yield     Amount       Yield
                                --------------------------------------------------------------------------------
U.S. Government and
  agency securities                  $ 7,174           6.44%        $ 10,075       5.93%     $ 7,535      6.46%
Government securities fund                 -               -               -           -           -          -
Money market fund                          -               -               -           -           -          -
Preferred stock                            -               -               -           -           -          -
Common stock (1)                           -               -               -           -           -          -
                                --------------------------------------------------------------------------------
   Total fair value                  $ 7,174           6.44%        $ 10,075       5.93%     $ 7,535      6.46%
                                ================================================================================




                                 After ten years                Total
                                 Amount      Yield      Amount        Yield
                               --------------------------------------------
U.S. Government and
  agency securities             $ 1,150       6.93%     $25,934      6.26%
Government securities fund            -           -      10,511      5.54%
Money market fund                     -           -       7,855      4.47%
Preferred stock                       -           -       4,233      7.10%
Common stock (1)                      -           -       2,139      4.88%
                               --------------------------------------------
   Total fair value             $ 1,150       6.93%     $50,672      5.85%
                               ============================================

(1) Yield for common stocks based on current dividends paid, if any.

The following table sets forth securities classified as held-to-maturity, at amortized cost at the dates indicated.

                                                                                At December 31,
                                                   -----------------------------------------------------------------------
                                                            1998                     1997                     1996
                                                   -----------------------------------------------------------------------
                                                    Amortized  Percent of   Amortized   Percent of   Amortized  Percent of
                                                     Cost      Portfolio      Cost      Portfolio     Cost      Portfolio
                                                   -----------------------------------------------------------------------
U.S. Government and
  agency securities                                $      -          -      $      -           -    $  5,000       17.88%
FHLMC/FNMA mortgage-
  backed pass-through securities                     10,529      73.39%       13,795      73.50%      17,209       61.52%
CMO/REMIC securities                                  1,028       7.16%        1,709       9.10%       2,406        8.60%
Municipal bonds                                         134       0.93%          140       0.75%         145        0.52%
Federal Home Loan Bank stock                          2,657      18.52%        3,124      16.65%       3,210       11.48%
                                                   -----------------------------------------------------------------------
   Total amortized cost                            $ 14,348     100.00%     $ 18,768     100.00%    $ 27,970      100.00%
                                                   =======================================================================

   Total fair value                                $ 14,222                 $ 18,606                $ 27,375
                                                   ========                 ========                ========

The following table sets forth the maturities and weighted average yields of the securities in the Company's held-to-maturity portfolio at December 31, 1998. Federal Home Loan Bank stock has no stated maturity and is included in the total column only.

                                       After one year         After five years
                                     through five years       through ten years        After ten years               Total
                                     Amount       Yield      Amount       Yield       Amount       Yield      Amount       Yield
                                    ----------------------------------------------------------------------------------------------
FHLMC/FNMA mortgage-
  backed pass-through securities      $ 46        8.00%     $ 9,154       5.82%      $ 1,329       6.76%    $ 10,529        5.94%
CMO/REMIC securities                     -            -           -           -        1,028       6.58%       1,028        6.58%
Municipal bonds                          -            -           -           -          134       6.40%         134        6.40%
Federal Home Loan Bank stock             -            -           -           -            -           -       2,657        6.63%
                                    ----------------------------------------------------------------------------------------------
   Total amortized cost               $ 46        8.00%     $ 9,154       5.82%      $ 2,491       6.67%    $ 14,348        6.12%
                                    ==============================================================================================

LIMITED PARTNERSHIPS

The following table sets forth the Company's investment in limited partnerships by type of investment at December 31, 1998 and 1997, and the related net income (before income taxes) for the three years ended December 31, 1998:

                                                                                         December 31,
                                                                                    ------------------------
                                                                                       1998          1997
                                                                                    ------------------------
Investment in:
Residential construction and sale                                                     $ 2,618       $ 6,003
Residential investment (rental) property                                                  243         2,118
Commercial investment (rental) property                                                 1,173         1,167
Mortgage loan servicing                                                                 8,871        15,357
                                                                                    ------------------------
                Total                                                                $ 12,905      $ 24,645
                                                                                    ========================


                                                                        For the year ended December 31,
                                                                      -------------------------------------
                                                                        1998           1997          1996
                                                                      -------------------------------------
Income from:
Residential construction and sale                                     $ 1,479          $ 821       $ 1,223
Residential investment (rental) property                                3,438           (351)         (470)
Commercial investment (rental) property                                   139          1,538           231
Mortgage loan servicing                                                (5,768)         1,377           655
                                                                      -------------------------------------
                Total                                                  $ (712)       $ 3,385       $ 1,639
                                                                      -------------------------------------

The Company invests in limited partnerships through both its holding company and its subsidiaries. These limited partnerships engage in single family residential development, rental of apartment and office buildings, condominium conversion and sale, and mortgage loan servicing. (Also see "Subsidiary Activities.")

The Company's investment in limited partnerships decreased $11.7 million, or 47.6%, to $12.9 million at December 31, 1998, from $24.6 million at December 31, 1997. The Company invested $2.4 million in existing residential construction and sale partnerships and $278 in an existing low income housing partnership. The investment in residential construction added 189 single family homesites to an existing project in Algonquin, Illinois. The construction and sale of single family homes in the suburban Chicago market is in partnership with a nationally known builder with whom the Company has completed several previous projects. During 1998 the Company recorded $1.5 million in income, with $7.3 million in cash returned from these partnerships.

During the first quarter of 1998 the Company disposed of its $1.8 million, 90% limited partnership interest in a 288 unit apartment complex in Fort Lauderdale, Florida. The partnership was organized in 1993 to purchase the apartment complex and convert it to condominium units for sale. Various problems with the conversion resulted in a decision to resell the property instead of converting it. The Company originally invested $4.3 million in the partnership. The property has a positive cash flow, but depreciation and conversion cost write-offs have resulted in annual losses to the Company amounting to $1.9 million over five years. The Company's investment balance was also reduced by partnership distributions in the amount of $615. Sale of the property was held up by litigation with a potential buyer, which was settled in 1996, and in 1997 the partnership entered into a contract for sale, which was scheduled to close during the fourth quarter of 1997. That contract failed to close, and the partnership entered into a new contract for sale which closed in the first quarter of 1998. The sale of the property resulted in $3.6 million in income, with $5.6 million in cash proceeds for 1998.

Purchased mortgage loan servicing rights represent the right to collect servicing fees and ancillary income from portfolios of mortgage loans owned by third party investors. The value of this right to receive future income is periodically reevaluated based on changes in the characteristics of the underlying loan portfolios, including weighted average coupons, weighted average maturities, scheduled loan payments, and unscheduled loan payments (or prepayments). The Company, through its partnerships, actively manages for retention of mortgages that would have otherwise paid off, significantly improving the value of the servicing asset. However, further reductions in mortgage loan interest rates could result in continued high levels of prepayments, and would result in additional impairment to the servicing asset.

The Company's investment in mortgage loan servicing, through a limited partnership, had been a steady source of income prior to 1998. However, as interest rates fell precipitously in 1998, mortgage prepayments escalated, increasing prepayment expectations, and eroding the value of mortgage servicing rights, especially with respect to higher rate loans. The Company reviewed appraisals of the mortgage servicing rights prepared quarterly for lenders to the partnership for indications of impairment. Impairment reserves of $1.4 million, $4.3 million, and $700 were recorded in second, third, and fourth quarters of 1998, respectively, based on the Company's share of reserves established by the partnerships. Income from the servicing partnerships reduced the net loss on servicing partnerships to $5.8 million, with $717 cash returned by the partnerships.

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

DEPOSITS

Total deposits at December 31, 1998, were $348.3 million, a decrease of $177, from $348.5 million at December 31, 1997. The Company opened a new ATM site at its East Side (Chicago) office first quarter of 1998, which will improve convenience for its customers. The Company's ATM program has proven successful in providing additional fee income and helping to retain deposits. However, increased competition for depositor funds from the stock market, mutual funds, and annuity programs, as well as traditional competitors like banks and other thrifts, has made it difficult to retain deposits without overpaying. Total deposits at December 31, 1997, were $348.5 million, a decrease of $8.8 million, or 2.5%, from $357.3 million at December 31, 1996.

The following table sets forth the average balance of deposit categories and the average rates paid for each of the periods indicated.

                                                             For the year ended December 31,
                                              1998                       1997                        1996
                                     Balance         Rate        Balance        Rate         Balance        Rate
                                   ------------------------------------------------------------------------------
Non interest bearing demand         $  6,252            -     $  5,251            -       $  5,073            -
Interest bearing demand               29,063        3.03%       25,965        3.07%         25,369        3.02%
Passbook accounts                     60,796        2.73%       62,830        2.75%         64,919        2.72%
Certificates of deposit              253,238        5.64%      259,300        5.83%        268,599        5.89%
                                   ------------------------------------------------------------------------------
    Total                           $349,349        4.81%     $353,346        4.99%       $363,960        5.04%
                                   ==============================================================================

The following table sets forth the maturities of certificates of deposit of $100,000 or more at December 31, 1998:

Three months or less                                      $ 5,311
Over three months through six months                        4,233
Over six months through twelve months                       5,763
Over twelve months                                          5,412
                                                         ---------
   Total                                                 $ 20,719
                                                         =========

SHORT TERM BORROWINGS

Substantially all of the Company's borrowing needs are satisfied through advances from the Federal Home Loan Bank which are available on terms with maturities from daily to ten years. At December 31, 1998, the Company had no daily advances, $20.0 million in term advances maturing in 1999 and $12.3 million in term advances maturing in 2001 through 2003. The following table sets forth certain information regarding Federal Home Loan Bank (FHLB) advances for the dates indicated.

                                                                For the year ended December 31,
                                                                1998          1997           1996
                                                             --------------------------------------
Average balance outstanding                                  $ 42,772      $ 53,677       $ 45,136
Maximum amount outstanding at any month end                    45,060        61,850         59,850
Balance outstanding at end of year                             32,310        45,060         59,850
Weighted average interest rate during year                      6.22%         6.19%          6.00%
Weighted average interest rate at end of year                   6.00%         6.10%          6.14%

RESULTS OF OPERATIONS

Net income for the year ended December 31, 1998, decreased $2.1 million, to $5.9 million, compared to $8.0 million for the year ended December 31, 1997. Diluted earnings per share for 1998 was $1.73, compared to $2.29 for 1997. The primary reason for the decrease was a $4.1 million decrease in income from limited partnerships. The decrease included a $5.8 million loss from the Company's limited partnership investments in mortgage loan servicing, primarily due to impairment allowances for purchased mortgage servicing rights, offset in part by a $3.6 million gain on the sale of a limited partnership investment property during the first quarter of 1998. The $5.8 million loss reduced diluted earnings per share, net of income taxes, by approximately $1.12, while the $3.6 million gain increased diluted earnings per share, net of income taxes, by approximately $0.71 for the year ended December 31, 1998. Return on average assets (ROA) decreased to 1.21% for the year ended December 31, 1998, from 1.61% in 1997. Return on average stockholders' equity (ROE) for 1998 was 6.92%, compared to 10.20% in 1997.

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

NET INTEREST INCOME

Net interest income decreased $211, to $17.8 million for the year ended December 31, 1998, compared to $18.0 million for the year ended December 31, 1997. The average yield on interest earning assets decreased to 8.19% during 1998, from 8.51% during 1997, while the average cost of funds decreased to 5.05%, from 5.22% for these same periods, resulting in a decrease in the rate spread to 3.14% in 1998, from 3.29% in 1997. The net interest margin decreased to 3.91% for 1998, compared to 3.92% for 1997.

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

                                                                   For the year ended December 31,
                                           -----------------------------------------------------------------------------
                                                           1998                                   1997
                                           -----------------------------------------------------------------------------
                                                          Interest     Average                     Interest     Average
                                             Average        and        Yield/         Average        and        Yield/
                                           Balance (3)   Dividends      Cost        Balance (3)   Dividends     Cost
                                           -----------------------------------------------------------------------------
INTEREST EARNING ASSETS:
  Mortgage loans (1)                       $ 370,485      $ 31,637      8.54%        $ 380,092    $ 33,612      8.84%
  Consumer loans (1)                           1,598           388     24.28%            1,242         174     14.01%
  Commercial loans (1)                         4,094           518     12.65%            1,431         227     15.86%
                                           -----------------------------------------------------------------------------
    Total loans                              376,177        32,543      8.65%          382,765      34,013      8.89%
                                           -----------------------------------------------------------------------------
  Mortgage-backed securities (2)              13,640           804      5.89%           23,783       1,453      6.11%
  Other securities (2)                        48,504         3,099      6.39%           46,623       3,274      7.02%
  Daily interest-bearing deposits             16,226           788      4.86%            4,877         260      5.33%
                                           -----------------------------------------------------------------------------
    Total investments                         78,370         4,691      5.99%           75,283       4,987      6.62%
                                           -----------------------------------------------------------------------------
    TOTAL INTEREST-EARNING ASSETS            454,547        37,234      8.19%          458,048      39,000      8.51%
  Office properties and equipment              4,690                                     4,244
  Real estate                                  2,354                                     2,316
  Other assets                                25,158                                    30,737
                                           ---------                                 ---------
    TOTAL ASSETS                           $ 486,749                                 $ 495,345
                                           =========                                 =========
INTEREST BEARING LIABILITIES:
  Passbook accounts                         $ 60,796       $ 1,659      2.73%         $ 62,830    $ 1,728       2.75%
  NOW accounts                                20,271           580      2.86%           18,232        535       2.93%
  Money market accounts                        8,792           301      3.42%            7,733        262       3.39%
  Certificates of deposit                    253,238        14,272      5.64%          259,300     15,116       5.83%
                                           -----------------------------------------------------------------------------
  Total deposits                             343,097        16,812      4.90%          348,095     17,641       5.07%
  Borrowings                                  42,772         2,660      6.22%           54,365      3,386       6.23%
                                           -----------------------------------------------------------------------------
    TOTAL INTEREST-BEARING LIABILITIES       385,869        19,472      5.05%          402,460     21,027       5.22%
  Non-interest-bearing deposits                6,252                                     5,251
  Other liabilities                            9,582                                     9,351
                                           ---------                                 ---------
    TOTAL LIABILITIES                        401,703                                   417,062
  Stockholders' equity                        85,046                                    78,283
                                           ---------                                 ---------
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                $ 486,749                                 $ 495,345
                                           =========    --------                     =========    -------
Net interest income                                     $ 17,762                                  $17,973
                                                        ========                                  =======
Interest rate spread                                                  3.14%                                    3.29%
Net interest margin                                                   3.91%                                    3.92%
Ratio of average interest-earning assets
  to average interest-bearing liabilities                117.80%                                  113.81%



                                                          1996
                                          -----------------------------------
                                                          Interest     Average
                                             Average       and         Yield/
                                           Balance (3)   Dividends      Cost
                                          -----------------------------------
INTEREST EARNING ASSETS:
  Mortgage loans (1)                        $ 372,231    $ 32,507      8.73%
  Consumer loans (1)                              832          63      7.57%
  Commercial loans (1)                          1,866         240     12.86%
                                          -----------------------------------
    Total loans                               374,929      32,810      8.75%
                                          -----------------------------------
  Mortgage-backed securities (2)               34,111       2,098      6.15%
  Other securities (2)                         56,944       3,844      6.75%
  Daily interest-bearing deposits               5,276         167      3.17%
                                          -----------------------------------
    Total investments                          96,331       6,109      6.34%
                                          -----------------------------------
    TOTAL INTEREST-EARNING ASSETS             471,260      38,919      8.26%
  Office properties and equipment               4,170
  Real estate                                   2,069
  Other assets                                 23,647
                                            ---------
    TOTAL ASSETS                            $ 501,146
                                            =========
INTEREST BEARING LIABILITIES:
  Passbook accounts                          $ 64,919     $ 1,767      2.72%
  NOW accounts                                 18,515         551      2.98%
  Money market accounts                         6,854         215      3.14%
  Certificates of deposit                     268,599      15,815      5.89%
                                          -----------------------------------
  Total deposits                              358,887      18,348      5.11%
  Borrowings                                   45,136       2,706      6.00%
                                          -----------------------------------
    TOTAL INTEREST-BEARING LIABILITIES        404,023      21,054      5.21%
  Non-interest-bearing deposits                 5,073
  Other liabilities                             9,758
                                            ---------
    TOTAL LIABILITIES                         418,854
  Stockholders' equity                         82,292
                                            ---------
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                 $ 501,146
                                            =========    -------
Net interest income                                      $17,865
                                                         =======
Interest rate spread                                                 3.05%
Net interest margin                                                  3.79%
Ratio of average interest-earning assets
  to average interest-bearing liabilities               116.64%

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

                                                           For the year ended December 31,
                                                    1998 vs. 1997                      1997 vs. 1996
                                                  Increase (Decrease)                Increase (Decrease)
                                             Due to      Due to                 Due to      Due to
                                              Rate       Volume       Net        Rate       Volume       Net
                                           -------------------------------------------------------------------
INTEREST EARNING ASSETS:
  Mortgage loans                           $ (1,138)    $ (837)   $ (1,975)      $ 413       $ 692    $ 1,105
  Consumer loans                                154         60         214          70          41        111
  Commercial loans                              (54)       345         291          49         (62)       (13)
                                           -------------------------------------------------------------------
    Total loan interest                      (1,038)      (432)     (1,470)        532         671      1,203
                                           -------------------------------------------------------------------

  Mortgage-backed securities                    (49)      (600)       (649)        (14)       (631)      (645)
  Other securities                             (303)       128        (175)        150        (720)      (570)
  Daily interest-bearing deposits               (25)       553         528         106         (13)        93
                                           -------------------------------------------------------------------
    Total investment interest                  (377)        81        (296)        242      (1,364)    (1,122)
                                           -------------------------------------------------------------------
    Total interest income                    (1,415)      (351)     (1,766)        774        (693)        81
                                           -------------------------------------------------------------------

INTEREST BEARING LIABILITIES:
  Interest-bearing deposits                    (525)      (304)       (829)       (127)       (580)      (707)
  Borrowings                                     (5)      (721)       (726)        109         571        680
                                           -------------------------------------------------------------------
    Total interest expense                     (530)    (1,025)     (1,555)        (18)         (9)       (27)
                                           -------------------------------------------------------------------
    Net interest income                      $ (885)     $ 674      $ (211)      $ 792      $ (684)     $ 108
                                           ===================================================================

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

At December 31, 1998, total interest earning assets maturing or repricing within one year exceeded total interest bearing liabilities maturing or repricing within one year by $40.2 million, representing a positive one year gap ratio of 8.4%. If interest rates continue to fall in 1999, as they have in 1998, the positive gap would indicate decreased net interest income in 1999.

                                                                          At December 31,
                                                    Within        Over 1-3      Over 3-5        Over
                                                    1 year          years         years        5 years        Total
                                                   -------------------------------------------------------------------
INTEREST EARNING ASSETS:
  Loans receivable                                 $188,745       $ 94,523      $ 44,795      $ 36,186      $ 364,249
  Mortgage-backed securities                          2,603          3,544         2,075         3,335         11,557
  Other securities                                   50,672              -             -         2,791         53,463
  Interest earning deposits                          30,130              -             -             -         30,130
                                                   -------------------------------------------------------------------
    Total interest earning assets                   272,150         98,067        46,870        42,312        459,399
                                                   -------------------------------------------------------------------

INTEREST BEARING LIABILITIES:
  NOW accounts                                        5,627          7,385         4,154         5,342         22,508
  Money market accounts                               2,284          3,101         1,748         2,278          9,411
  Passbook accounts                                  15,228         19,986        11,242        14,454         60,910
  Certificates of deposit                           200,731         41,089         7,860         1,189        250,869
  FHLB advances                                       8,000         18,235         6,075             -         32,310
                                                   -------------------------------------------------------------------
    Total interest bearing liabilities              231,870         89,796        31,079        23,263        376,008
                                                   -------------------------------------------------------------------

INTEREST SENSITIVITY GAP                           $ 40,280        $ 8,271      $ 15,791      $ 19,049       $ 83,391
                                                   ===================================================================
CUMULATIVE INTEREST SENSITIVITY GAP                $ 40,280       $ 48,551      $ 64,342      $ 83,391
                                                   ====================================================
Cumulative gap as a percentage
   of total assets                                    8.41%         10.13%        13.43%        17.41%
Cumulative interest earning assets as a
   percentage of interest bearing liabilities       117.37%        115.09%       118.24%       122.18%

The above table sets forth the amount of interest earning assets and interest bearing liabilities outstanding at December 31, 1998, which are expected to reprice or mature in each of the future time periods shown, based on certain assumptions. Except as stated, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Equity securities and mutual fund investments held as available-for-sale are included in the "within 1 year" column; FHLB stock is included in "over 5 years". Fixed rate loans are assumed to prepay at rates of 11% to 26%, dependent upon the interest rate of the loan. Adjustable rate loans are assumed to prepay at 45%. Multifamily and commercial real estate loans are assumed to prepay at 11% for fixed rate and 18% for adjustable rate loans. The Company has assumed transaction accounts reprice at the rate of 7% to 12% in year one, 33% in years two and three, 18% in years four through ten, and 5% thereafter. Fixed rate/maturity accounts reprice at maturity. (Also see Item 7a. "Quantitative and Qualitative Disclosures About Market Risk.")

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

The Company's provision for losses on loans was reduced to $460 for the year ended December 31, 1998, from $700 for the year ended December 31, 1997, primarily due to reductions in non-performing loans and loans receivable. Net chargeoffs to the allowance for losses on loans were $501 during 1998, compared to $260 during 1997. The allowance for losses on loans increased to 1.62% of loans receivable at December 31, 1998, compared to 1.54% of loans receivable at December 31, 1997. Nonperforming loans to loans receivable decreased to 0.91% at December 31, 1998, from 1.39% at December 31, 1997, primarily due to foreclosed loans transferred to real estate acquired through foreclosure. Nonperforming assets to total assets decreased to 1.15% at December 31, 1998, from 1.64% at December 31, 1997, primarily due to the subsequent sale of property acquired through the foreclosures. The allowance for losses on loans amounted to 178% of nonperforming loans at December 31, 1998, increased from 111% at December 31, 1997.

The Company reduced its annual provision for losses on loans to $700 for the year ended December 31, 1997, from $800 for the three years ended December 31, 1996. Average net charge-offs during this four year period were $464, or 60% of the provision, although individual year's charge-offs were highly variable, from a high of $1.2 million in 1994, to a low of $40 in 1996. This variability is due primarily to the Company's commercial real estate lending, where individual loans can have a significant impact in any one year.

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

OTHER INCOME

Other income decreased $3.4 million, to $861 during the year ended December 31, 1998, from $4.2 million during 1997, primarily due to the $4.1 million decrease in income from limited partnerships, which included a $5.8 million loss in mortgage loan servicing limited partnerships, which was partially offset by increased sales of single family homes by Illinois real estate development limited partnerships and the $3.6 million gain on sale of a limited partnership residential investment property located in Florida.

Purchased mortgage loan servicing rights represent the right to collect servicing fees and ancillary income from a portfolios of mortgage loans owned by third party investors. The value of this right to receive future income is periodically reevaluated based on changes in the characteristics of the underlying loan portfolios, including weighted average coupons, weighted average maturities, scheduled loan payments, and unscheduled loan payments (or prepayments). During 1998, prepayments significantly exceeded expectations, resulting in an estimated $6.4 million impairment of the asset at December 31, 1998. The Company, through its partnerships, actively manages for retention of mortgages that would have otherwise paid off, significantly improving the value of the servicing asset. However, further reductions in mortgage loan interest rates could result in continued high levels of prepayments, and would result in additional impairment to the servicing asset. At December 31, 1998, the Company had a remaining investment of $8.9 million in mortgage loan servicing, $2.6 million in residential development, and $1.4 million in other real estate limited partnerships.

Other income increased to $4.2 million for the year ended December 31, 1997, from $3.0 million for the year ended December 31, 1996, primarily due to the $1.8 million increase in income from limited partnerships, partially offset by the $283 change from gains to losses on the sale of securities. The increase in income from limited partnerships came primarily from gains recorded on the sale of partnership rental properties. A $317 gain was recorded during the first quarter of 1997, and a $1.3 million gain was recorded during the fourth quarter of 1997. Gains on loans sold decreased $53, to $167 for the year ended December 31, 1997, from $220 in 1996, primarily due to a decrease in loans sold in the secondary market (more were retained for portfolio), and also to a more competitive fee structure. The following table presents additional detail on miscellaneous other income for the years indicated:

                                                For the year ended December 31,
                                               -----------------------------------
                                               1998          1997           1996
                                               -----------------------------------
Miscellaneous other income:
Rental income                                  $ 135         $ 144          $ 170
Income from real estate owned, net              (127)         (257)          (292)
ATM/debit card fees                              228           195            152
Credit enhancement fees                          111            78             67
Other miscellaneous                              187            78            310
                                               -----------------------------------
Total miscellaneous other income               $ 534         $ 238          $ 407
                                               ===================================

OPERATING EXPENSES

Operating expenses remained at approximately $9.5 million for years 1998 and 1997. Compensation expense decreased $311, to $5.2 million in 1998, from $5.5 million in 1997, offsetting in part an increase of $94 in professional fees. Data processing and occupancy (including equipment) expenses increased $82 in 1998, primarily as the result of Year 2000 preparations. ATM/debit card expenses increased $82, to $208 in 1998, compared to $126 in 1997, primarily due to the introduction of the Company's debit card program in 1998 and the related front end fixed costs not yet absorbed by volume. Operating expenses as a percent of average assets increased to 1.96% in 1998, from 1.93% in 1997. The Company's efficiency ratio was 52.4% in 1998, compared to 44.3% in 1997, primarily due to a $3.4 million decrease in other income.

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

The following table provides additional detail on miscellaneous other expenses for the years indicated:

                                                       For the year ended December 31,
                                                    -------------------------------------
                                                       1998          1997           1996
                                                    -------------------------------------
Miscellaneous other expense:
Stationery and supplies                              $  187        $  213         $  214
Telephone and postage                                   278           249            222
Loan expense                                             21            24             22
Insurance                                                97           111            133
Security                                                100            89             77
Audit and examination fees                              188           186            193
Legal fees                                              145            99            229
Consulting fees                                          57            11             18
Benefit plan administration fees                         44            52             32
Due and subscriptions                                    37            40             65
Checking account expenses                                24            20             28
ATM/debit card expenses                                 208           126             99
Minority interest                                        54            41             28
Other                                                   328           376            342
                                                    -------------------------------------
Total miscellaneous other expense                    $1,768        $1,637         $1,702
                                                    =====================================

INCOME TAXES

The Company's effective income tax rate for 1998 was 31.95%, compared to 33.30% for 1997, and 31.0% for 1996. The effective tax rate for all three years was reduced from statutory rates by the dividends received deduction and by low income housing tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans, securities, including mortgage-backed securities, and Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's liquidity, represented by cash equivalents, is a product of its operating, investing and financing activities. These activities for the three years ended December 31, 1998, are summarized in the following table.

                                                                                  Year ended December 31,
                                                                           1998              1997             1996
                                                                         -------------------------------------------
Operating activities:
  Net income                                                             $  5,881          $ 7,987          $ 5,399
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities                              1,123           (2,465)              85
Net cash provided by investing activities                                  31,640           27,144              701
Net cash used in financing activities                                     (13,119)         (33,558)          (5,667)
                                                                         -------------------------------------------
    Net increase (decrease) in cash and cash equivalents                   25,525             (892)             518
Cash and cash equivalents at beginning of year                              8,283            9,175            8,657
                                                                         -------------------------------------------
    Cash and cash equivalents at end of year                             $ 33,808          $ 8,283          $ 9,175
                                                                         ===========================================

The primary investing activity of the Company is the origination and purchase of mortgage loans for its own portfolio. The Company originated or purchased $91.9 million, $94.9 million, and $86.7 million in loans for the years ended December 31, 1998, 1997, and 1996, respectively. Repayments and prepayments of loans were $112.7 million, $97.9 million, and $83.1 million for these same periods.

The Company also made significant investments in both debt and equity securities. The company invested $29.2 million, $45.1 million, and $30.8 million in these securities for the years ended December 31, 1998, 1997, and 1996, respectively. Proceeds from sales, repayments and maturities of $29.7 million, $65.9 million, and $45.8 million for these same periods.

Financing activities during 1998 consisted primarily of a $12.8 million decrease in Federal Home Loan Bank advances. Financing activities during 1997 included a $14.8 million decrease in Federal Home Loan Bank advances, a $8.9 million decrease in deposits and the repurchase of 426,597 shares of Treasury stock for $10.0 million, at an average cost of $23.50 per share. Financing activities during 1996 included a $4.7 million increase in Federal Home Loan Bank advances, offset by a $1.9 million decrease in deposits and the repurchase of 466,229 shares of Treasury stock for $8.7 million, at an average cost of $18.63 per share.

At December 31, 1998, the Company had approved mortgage loan commitments totalling $4.1 million, $8.9 million of undisbursed loans-in-process, a $1.1 million commitment to invest in low income housing, $9.0 million in credit enhancement arrangements (secured by securities and a letter of credit from the Federal Home Loan Bank), and $12.7 million in unused lines of credit, primarily to mortgage brokers.

Federal regulations require a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short term borrowings. Management has consistently maintained liquidity levels in excess of these regulatory requirements. The Association's average liquidity ratios were 14.6%, 8.8%, and 7.9% during 1998, 1997, and 1996, respectively.

The Association is also required to maintain specific amounts of capital pursuant to federal regulations. As of December 31, 1998, the Association was in compliance with all regulatory capital requirements with tangible and core capital of 12.8%, and risk-based capital of 20.9%, well above the requirements of 1.5%, 4.0%, and 8.0%, respectively.

SUBSIDIARY ACTIVITIES

Calumet Residential Corporation (CRC) is a second tier subsidiary of the Company, formed for the purpose of investing in real estate development and sale. CRC is currently invested as a limited partner in three Illinois single family home developments in Algonquin, Lake Villa and Naperville Illinois.

As of December 31, 1998, the Algonquin development has delivered 885 of 1,092 single family homes, with 46 homes under contract and 158 homesites remaining to be sold. During 1998 CRC increased its investment in this project by $2.4 million, adding 189 homesites to the project. During 1998 the project generated $344 income to CRC on closings of 92 units, and $3.1 million to date. CRC has a remaining investment of $2.2 million in the project at December 31, 1998.

As of December 31, 1998, the Lake Villa development has delivered 132 of 166 single family homes, with 18 homes under contract and 14 homesites remaining to be sold. During 1998 the project generated $130 income to CRC on closings of 48 units, and $590 to date. CRC has a remaining investment of $161 in the project at December 31, 1998.

As of December 31, 1998, the Naperville development has delivered 77 of 203 single family homes and 50 developed lots, with 60 homes under contract and 50 homesites remaining to be sold. During 1998 CRC recognized $1.0 million income from this project and has no remaining investment in the project at December 31, 1998.

CRC also participates as a limited partner in an office building rental property in a suburb of Denver, Colorado. During 1998 the investment generated $113 income, and at December 31, 1998 had a remaining investment balance of $274.

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

Calumet Mortgage Corporation of Idaho (CMCID) was formed as a subsidiary of CSSC in January, 1995, to incorporate the existing loan origination office of the Association located in Ketchum, Idaho. This office originates and sells mortgage loans, primarily in Sun Valley and the surrounding areas. The Company increased its portfolio of Idaho mortgage loans primarily through this subsidiary. CMCID originated $35.4 million in mortgage loans in 1998, equal to its production in 1997.

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

The Company has spent approximately $800,000 to date to upgrade and install new systems, completely replacing all teller and new, state of the art account terminals and software. The total cost to render all systems, including non-mission critical systems, Y2K compliant is estimated to be between $800,000 and $900,000. These capital expenditures will be amortized over a three to five year period. The Company does not track the internal costs incurred for the Y2K project. Such internal costs are principally related to the payroll costs attributable to the employees working on the project.

The hardware to process all teller, platform and general ledger systems was installed and in service during the third quarter of 1998. The system includes a network of pentium PCs that have been certified and tested for Y2K compliance. The outside service bureau utilized by the Company to process in this environment has completed their programming changes and has begun testing for all clients during the fourth quarter of 1998. The mortgage loan origination software and hardware located at the Company's headquarters has been certified and tested to be Y2K compliant. Tests on this system were successfully performed during the fourth quarter of 1998.

The Company's ATM network will require minimal hardware upgrades to be Y2K compliant The testing of the ATM network switch interface with the Company's service bureau was completed successfully during the third quarter of 1998.

Calumet Savings Service Corporation has installed the necessary hardware to render its accounting and insurance systems Y2K compliant. New software was obtained, installed, and successfully tested in the fourth quarter of 1998.

Calumet Financial Corporation utilizes the same service bureau as the Company for processing their consumer loans. CFC began testing in the fourth quarter of 1998. In addition, CFC utilizes a loan origination package that was upgraded to a new Y2K compliant version in the fourth quarter of 1998.

Calumet Mortgage Corporation of Idaho utilizes software that has been certified by their vendor as Y2K compliant. Tests of their mortgage origination system were successfully completed during the fourth quarter of 1998.

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

The following table reflects the estimated present value of interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments as calculated by the OTS for the Association as of December 31, 1998, at current interest rates and at hypothetical higher and lower interest rates of one and two percent.

                                                                  Present Value at December 31, 1998
                                                   --------------------------------------------------------------------
                                                     Down 2%        Down 1%       Current        Up 1%          Up 2%
                                                   --------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans, including mortgage-
  backed securities:
   Adjustable rate                                 $ 166,674      $ 164,819     $ 163,085     $ 161,317      $ 159,354
   Fixed rate                                        207,928        203,473       198,628       191,881        183,955
Commercial and consumer loans                         15,395         15,313        15,234        15,158         15,084
Securities                                            68,788         67,378        66,010        64,624         63,202
                                                   --------------------------------------------------------------------
    TOTAL INTEREST-EARNING ASSETS                    458,785        450,983       442,957       432,980        421,595
Other assets                                          17,040         17,169        17,397        17,669         17,908
                                                   --------------------------------------------------------------------
Total assets                                       $ 475,825      $ 468,152     $ 460,354     $ 450,649      $ 439,503
                                                   ====================================================================

INTEREST BEARING LIABILITIES:
Passbook accounts                                  $  61,087      $  60,971     $  60,624     $  59,022      $  57,000
NOW accounts                                          29,537         29,202        28,563        27,792         27,056
Money market accounts                                  9,394          9,346         9,253         9,133          9,016
Certificates of deposit                              256,679        254,488       252,351       250,270        248,240
                                                   --------------------------------------------------------------------
   TOTAL DEPOSITS                                    356,697        354,007       350,791       346,217        341,312
Borrowings                                            33,732         33,223        32,729        32,249         31,783
                                                   --------------------------------------------------------------------
    TOTAL INTEREST-BEARING LIABILITIES               390,429        387,230       383,520       378,466        373,095
Other liabilities                                      7,658          7,655         7,652         7,650          7,647
                                                   --------------------------------------------------------------------
Total liabilities                                  $ 398,087      $ 394,885     $ 391,172     $ 386,116      $ 380,742
                                                   ====================================================================

Loan commitments                                   $     132      $     114     $      89     $      47      $     (11)
                                                   ====================================================================

NET PORTFOLIO VALUE                                $  77,870      $  73,381     $  69,271     $  64,580      $  58,750
                                                   ====================================================================

For comparison purposes, the following table reflects the estimated present value of interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments as calculated by the OTS for the Association as of December 31, 1997, at current interest rates and at hypothetical higher and lower interest rates of one and two percent.

                                                             Present Value at December 31, 1997
                                                   ----------------------------------------------------------
                                                    Down 2%     Down 1%      Current      Up 1%       Up 2%
                                                   ----------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans, including mortgage-
  backed securities:
   Adjustable rate                                 $228,046    $225,376     $222,736    $219,929    $216,675
   Fixed rate                                       173,247     170,385      165,515     158,982     152,010
Commercial and consumer loans                         9,925       9,882        9,840       9,800       9,759
Securities                                           46,676      45,407       44,101      42,663      41,139
                                                   ----------------------------------------------------------
    TOTAL INTEREST-EARNING ASSETS                   457,894     451,050      442,192     431,374     419,583
Other assets                                         22,640      22,767       22,928      23,076      23,201
                                                   ----------------------------------------------------------
Total assets                                       $480,534    $473,817     $465,120    $454,450    $442,784
                                                   ==========================================================

INTEREST BEARING LIABILITIES:
Passbook accounts                                  $ 60,775    $ 60,538     $ 59,044    $ 56,944    $ 54,995
NOW accounts                                         24,046      23,632       22,976      22,357      21,779
Money market accounts                                 8,412       8,322        8,215       8,110       8,006
Certificates of deposit                             261,784     259,691      257,663     255,653     253,706
                                                   ----------------------------------------------------------
   TOTAL DEPOSITS                                   355,017     352,183      347,898     343,064     338,486
Borrowings                                           46,411      45,685       44,976      44,283      43,606
                                                   ----------------------------------------------------------
    TOTAL INTEREST-BEARING LIABILITIES              401,428     397,868      392,874     387,347     382,092
Other liabilities                                     8,706       8,705        8,705       8,704       8,703
                                                   ----------------------------------------------------------
Total liabilities                                  $410,134    $406,573     $401,579    $396,051    $390,795
                                                   ==========================================================

Loan commitments                                   $    315    $    230     $     99    $    (62)   $   (237)
                                                   ==========================================================

NET PORTFOLIO VALUE                                $ 70,715    $ 67,474     $ 63,640    $ 58,337    $ 51,752
                                                   ==========================================================

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

The following table presents the Association's ratio of NPV to the present value of total assets as of December 31, 1998 and 1997, as calculated by the OTS, based on information provided to the OTS by the Association.

      Change in interest                     Net Present          Present Value        Ratio of NPV           Percentage
     rates (basis points)                       Value            of Total Assets       to PV of TA              Change
-------------------------------------------------------------------------------------------------------------------------------
                           1998
             +200                             $ 58,750               $ 439,503            13.37%                -1.68%
             +100                               64,580                 450,649            14.33%                -0.72%
            Static                              69,271                 460,354            15.05%                  --
             -100                               73,381                 468,152            15.67%                 0.63%
             -200                               77,870                 475,825            16.37%                 1.32%
                           1997
             +200                             $ 51,752               $ 442,784            11.69%                -1.99%
             +100                               58,337                 454,450            12.84%                -0.85%
            Static                              63,640                 465,120            13.68%                  --
             -100                               67,474                 473,817            14.24%                 0.56%
             -200                               70,715                 480,534            14.72%                 1.03%

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Calumet Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Calumet Bancorp, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows , and stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calumet Bancorp, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.







                                         /s/ Crowe,Chizek and Company LLP
                                         --------------------------------
                                         Crowe, Chizek and Company LLP

Oak Brook, Illinois
February 18, 1999

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                                           AT DECEMBER 31,
                                                                     --------------------------
                                                                        1998             1997
                                                                     --------------------------
Assets:
  Cash                                                               $   3,678        $   2,932
  Interest bearing deposits                                             30,130            5,351
                                                                     --------------------------
CASH AND CASH EQUIVALENTS                                               33,808            8,283
  Securities available-for-sale                                         50,672           46,967
  Securities held-to-maturity
   (fair value: $14,222 (1998); $18,606 (1997))                         14,348           18,768
  Loans receivable, net                                                356,544          376,988
  Investment in limited partnerships                                    12,905           24,645
  Real estate held for sale acquired
    through foreclosure                                                  2,109            2,491
  Office properties and equipment, net                                   5,113            4,468
  Accrued interest receivable and other assets                           3,616            4,016
                                                                     --------------------------
     TOTAL ASSETS                                                    $ 479,115        $ 486,626
                                                                     ==========================

LIABILITIES:
  Deposits                                                           $ 348,284        $ 348,461
  Federal Home Loan Bank advances                                       32,310           45,060
  Advance payments by borrowers for
    taxes and insurance                                                  3,014            3,237
  Income taxes                                                             506            1,229
  Accrued interest payable and other liabilities                         7,175            7,025
                                                                     --------------------------
     TOTAL LIABILITIES                                                 391,289          405,012

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares authorized               -                -
  Common stock, $.01 par value, 8,400,000 shares authorized
     3,620,454 (1998) and 3,616,090 (1997) shares issued                    36               36
  Additional paid-in capital                                            35,262           35,217
  Accumulated other comprehensive income                                 1,306            1,303
  Retained earnings - substantially restricted                          62,667           56,786
  Unearned ESOP shares                                                       -             (283)
  Treasury stock (474,593 shares)                                      (11,445)         (11,445)
                                                                     --------------------------
     TOTAL STOCKHOLDERS' EQUITY                                         87,826           81,614
                                                                     --------------------------
     Total liabilities and stockholders' equity                      $ 479,115        $ 486,626
                                                                     ==========================


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)


                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1998            1997            1996
                                                       ----------------------------------------
Interest and Dividend Income:
  Loans                                                $ 32,543        $ 34,013        $ 32,810
  Securities and deposits                                 4,691           4,987           6,109
                                                       ----------------------------------------
  Total interest and dividend income                     37,234          39,000          38,919
INTEREST EXPENSE:
  Deposits                                               16,812          17,641          18,348
  Federal Home Loan Bank advances                         2,660           3,386           2,706
                                                       ----------------------------------------
  Total interest expense                                 19,472          21,027          21,054
                                                       ----------------------------------------
NET INTEREST INCOME                                      17,762          17,973          17,865
  Provision for losses on loans                             460             700             800
                                                       ----------------------------------------
  Net interest income after provision for losses         17,302          17,273          17,065
OTHER INCOME:
  Gain on loans sold                                        193             167             220
  Gain (loss) on sales of real estate                       137              70              (4)
  Gain (loss) on sales of securities                         12            (230)             53
  Income (loss) from limited partnerships                  (712)          3,385           1,639
  Insurance and brokerage commissions                       273             233             352
  Checking account fees                                     424             375             325
  Other                                                     534             238             407
                                                       ----------------------------------------
  Total other income                                        861           4,238           2,992
Other Expenses:
  Compensation and benefits                               5,194           5,505           5,291
  Office occupancy and equipment                          1,402           1,295           1,302
  Federal insurance premiums                                215             231             801
  FDIC special assessment                                     -               -           2,316
  Advertising and promotion                                 335             343             375
  Data processing                                           607             525             444
  Other                                                   1,768           1,637           1,702
                                                       ----------------------------------------
  Total other expenses                                    9,521           9,536          12,231
                                                       ----------------------------------------
  Income before income taxes                              8,642          11,975           7,826
  Income taxes                                            2,761           3,988           2,427
                                                       ----------------------------------------
NET INCOME                                             $  5,881        $  7,987        $  5,399
                                                       ========================================
BASIC EARNINGS PER SHARE                               $   1.87        $   2.46        $   1.44
                                                       ========================================
DILUTED EARNINGS PER SHARE                             $   1.73        $   2.29        $   1.36
                                                       ========================================


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
       (Dollars in thousands)

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                                -------------------------------------------
                                                                                   1998             1997             1996
                                                                                -------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                    $   5,881        $   7,987        $   5,399
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for losses on loans                                                     460              700              800
    Provision for depreciation                                                        457              357              361
    Amortization of deferred loan and commitment fees                                (753)            (851)            (939)
    Amortization and accretion of premiums and discounts                              178              205              233
    Amortization and allocation of stock based benefits                               283              703              701
    Loss (gain) on sales of securities available-for-sale                             (12)             230              (53)
    Equity in loss (income) from limited partnerships                                 712           (3,385)          (1,639)
    Net loss (gain) on sale of real estate                                           (137)             (70)               4
    Originations of loans held for sale                                           (12,617)          (6,503)          (5,945)
    Gain on loans sold                                                               (193)            (167)            (220)
    Proceeds from loans sold                                                       12,810            6,670            6,165
    Change in operating assets and liabilities:
     Decrease  in accrued interest receivable and other assets                        400               51              178
      Increase (decrease) in income taxes                                            (615)             (23)             473
    (Decrease) increase in accrued interest payable and other liabilities             150             (382)             (34)
                                                                                -------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           7,004            5,522            5,484

INVESTING ACTIVITIES:
  Securities available-for-sale:
    Purchases                                                                     (29,083)         (45,063)         (30,238)
    Proceeds from sale                                                              9,722           53,883           35,075
    Repayments and maturities                                                      15,604            3,036            5,755
  Securities held-to-maturity:
    Purchases                                                                        (151)             (10)            (557)
    Repayments and maturities                                                       4,366            8,998            4,974
  Principal and fees collected on loans                                           112,681           97,898           79,034
  Loans originated                                                                (91,379)         (89,035)         (83,116)
  Loans purchased                                                                    (510)          (5,844)          (3,567)
  Investments in limited partnerships                                              (2,742)          (3,882)         (11,563)
  Return of investment in limited partnerships                                     13,770            7,080            4,970
  Proceeds from sales of real estate                                                  464              588              348
  Purchases of office property and equipment                                       (1,102)            (505)            (414)
                                                                                -------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                          31,640           27,144              701


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
       (Dollars in thousands)

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                   1998             1997             1996
                                                                -------------------------------------------
FINANCING ACTIVITIES:
  Net increase (decrease) in demand and passbook accounts       $   5,934        $  (1,539)       $   1,602
  Net decrease in certificates of deposit                          (6,111)          (7,330)          (3,523)
  Proceeds of Federal Home Loan Bank advances                      32,235           77,285          100,675
  Repayment of Federal Home Loan Bank advances                    (44,985)         (92,075)         (95,965)
  Net increase (decrease) in advance payments by
    borrowers for taxes and insurance                                (223)             113               66
  Net proceeds from exercise of stock options                          31               15              165
  Purchase of treasury stock                                            -          (10,027)          (8,687)
                                                                -------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                             (13,119)         (33,558)          (5,667)
                                                                -------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                   25,525             (892)             518
  Cash and cash equivalents at beginning of year                    8,283            9,175            8,657
                                                                -------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  33,808        $   8,283        $   9,175
                                                                ===========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest on deposits            $  17,364        $  17,568        $  18,371
  Cash paid during the year for interest on notes payable           2,728            3,451            2,663
                                                                -------------------------------------------
                                                                $  20,092        $  21,019        $  21,034
                                                                ===========================================

  Cash paid during the year for income taxes                    $   3,649        $   3,788        $   2,382
                                                                ===========================================

  Noncash transactions:
    Loans to facilitate sales of real estate owned              $   2,114        $      88        $     935
    Loans transferred to real estate owned                          2,059            1,432              553


See notes to consolidated financial statements.

CALUMET BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (Dollars in thousands)


                                                                             Accumulated
                                                              Additional        Other                         Unearned
                                                  Common       Paid-in      Comprehensive     Retained          ESOP
                                                  Stock        Capital         Income         Earnings         Shares
                                                ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                    $     36       $ 34,665       $    423        $ 68,418        $ (1,414)
Comprehensive income:
   Net income                                          -              -              -           5,399               -
   Change in net unrealized gain
    on securities available-for-sale, net
    of reclassification and tax effects                -              -           (184)              -               -

       Total comprehensive income
Proceeds from exercise of stock
  options - 14,969 shares                              -            351              -               -               -
Amortization of purchase price
  of MRP stock                                         -             74              -               -               -
Allocation of shares to ESOP
  participants                                         -              -              -               -             565
Repurchase of 310,819 shares
  of treasury stock                                    -              -              -               -               -
                                                ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                          36         35,090            239          73,817            (849)
Comprehensive income:
   Net income                                          -              -              -           7,987               -
   Change in net unrealized gain
    on securities available-for-sale, net
    of reclassification and tax effects                -              -          1,064               -               -

       Total comprehensive income
Proceeds from exercise of stock
  options - 1,749 shares                               -             37              -               -               -
Amortization of purchase price
  of MRP stock                                         -             90              -               -               -
Allocation of shares to ESOP
  participants                                         -              -              -               -             566
Repurchase of 292,731 shares
  of treasury stock                                    -              -              -               -               -
Transfer 1,055,451 shares in three-
  for-two stock split                                  -              -              -         (25,018)              -
                                                ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                          36         35,217          1,303          56,786            (283)
Comprehensive income:
   Net income                                          -              -              -           5,881               -
   Change in net unrealized gain
    on securities available-for-sale, net
    of reclassification and tax effects                -              -              3               -               -

       Total comprehensive income
Proceeds from exercise of stock
  options - 4,364 shares                               -             45              -               -               -
Allocation of shares to ESOP
  participants                                         -              -              -               -             283
                                                ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                    $     36       $ 35,262       $  1,306        $ 62,667        $      -
                                                ======================================================================

                                                                                  Total
                                                   Stock                          Stock-
                                                  Held for       Treasury        holders'
                                                    MRP            Stock          Equity
                                                 ----------------------------------------
BALANCE AT DECEMBER 31, 1995                     $   (273)       $(17,745)       $ 84,110
Comprehensive income:
   Net income                                           -               -           5,399
   Change in net unrealized gain
    on securities available-for-sale, net
    of reclassification and tax effects                 -               -            (184)
                                                                                 --------
       Total comprehensive income                                                   5,215
Proceeds from exercise of stock
  options - 14,969 shares                               -               -             351
Amortization of purchase price
  of MRP stock                                        136               -             210
Allocation of shares to ESOP
  participants                                          -               -             565
Repurchase of 310,819 shares
  of treasury stock                                     -          (8,687)         (8,687)
                                                 ----------------------------------------
BALANCE AT DECEMBER 31, 1996                         (137)        (26,432)         81,764
Comprehensive income:
   Net income                                           -               -           7,987
   Change in net unrealized gain
    on securities available-for-sale, net
    of reclassification and tax effects                 -               -           1,064
                                                                                 --------
       Total comprehensive income                                                   9,051
Proceeds from exercise of stock
  options - 1,749 shares                                -               -              37
Amortization of purchase price
  of MRP stock                                        137               -             227
Allocation of shares to ESOP
  participants                                          -               -             566
Repurchase of 292,731 shares
  of treasury stock                                     -         (10,027)        (10,027)
Transfer 1,055,451 shares in three-
  for-two stock split                                   -          25,014              (4)
                                                 ----------------------------------------
BALANCE AT DECEMBER 31, 1997                            -         (11,445)         81,614
Comprehensive income:
   Net income                                           -               -           5,881
   Change in net unrealized gain
    on securities available-for-sale, net
    of reclassification and tax effects                 -               -               3
                                                                                 --------
       Total comprehensive income                                                   5,884
Proceeds from exercise of stock
  options - 4,364 shares                                -               -              45
Allocation of shares to ESOP
  participants                                          -               -             283
                                                 ----------------------------------------
BALANCE AT DECEMBER 31, 1998                     $      -        $(11,445)       $ 87,826
                                                 ========================================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Calumet Bancorp, Inc.'s (the "Company's") principal business activity is the operation of Calumet Federal Savings and Loan Association of Chicago (the "Association"), its wholly owned subsidiary, and consists of attracting deposits from the public and investing those deposits, together with funds generated from operations and borrowings, primarily in residential mortgage loans. The Association operates five financial services offices -- Dolton, Lansing, Sauk Village and two in southeastern Chicago. The Association's deposit accounts are insured to the maximum allowable amount by the FDIC. The Company also invests in equity securities and in various limited partnerships which have invested in residential development, residential and commercial rental properties, and mortgage loan servicing.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and results of operations of the Company, the Association, and the Association's two first-tier subsidiaries: wholly owned Calumet Residential Corporation, which owns 51% of Calumet United Limited Liability Company (Wyoming); and wholly owned Calumet Savings Service Corporation, which wholly owns Calumet Financial Corporation, and Calumet Mortgage Corporation of Idaho.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for losses on loans, impairment allowances for limited partnership investments, and the fair value of financial instruments are particularly subject to change.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent highly liquid investments with maturities of 90 days or less at the time of purchase and include cash and interest-bearing deposits. Net cash flows are reported for deposit transactions.

SECURITIES

Securities classified as held-to-maturity are carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity are designated securities available-for-sale and carried at fair value with unrealized gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

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

ALLOWANCE FOR LOSSES ON LOANS

The Company provides for possible losses on loans based on evaluations of the loan portfolio, past credit loss experience, current economic conditions, the amount and timing of future cash flows expected to be received on impaired loans, and other pertinent factors which form a basis for determining the adequacy of the allowance for losses. Management believes that the allowance for losses on loans is adequate to absorb probable losses in the portfolio; however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

INVESTMENT IN LIMITED PARTNERSHIPS

The Company invests in limited partnerships engaged in real estate development and sale and in loan servicing. As a limited partner without a controlling interest, the Company accounts for these investments using the equity method. The Company periodically reviews these investments for impairment based on review of independent appraisals, financial statements, and other relevant operating data. At December 31, 1998, the Company had recorded impairment reserves of $6.4 million against the value of its investment in certain limited partnerships engaged in mortgage loan servicing.

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

EARNINGS PER SHARE

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

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

INDUSTRY SEGMENT

The Company reports and evaluates internal financial information based on legal entities. This information is reviewed and evaluated on a consolidated basis and separately for each individual legal entity. Therefore, the Company determines segment information required to be disclosed under generally accepted accounting standards based upon legal entity.

NEW ACCOUNTING PRONOUNCEMENTS

Beginning January 1, 2000, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This new accounting standard is not expected to have any effect on the Company, but will depend on derivative holdings when the standard applies. Beginning January 1, 1999, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" will allow for classifying mortgage loans originated in mortgage banking which are converted into securities as available for sale, trading, or held to maturity. Currently, these securities are required to be classified as trading. This new accounting standard is not expected to have any effect on the Company.

RECLASSIFICATION

Certain items in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.   SECURITIES

Securities at December 31, 1998 are summarized as follows:

                                                            Gross         Gross
                                            Amortized     Unrealized    Unrealized      Fair
                                              Cost          Gains         Losses       Value
                                            -------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Government and agency securities       $25,030       $   904       $     -       $25,934
U.S. Government securities fund              10,441            70             -        10,511
Money market fund                             7,855             -             -         7,855
Equity securities                             5,367         1,282           277         6,372
                                            -------------------------------------------------
   Total                                    $48,693       $ 2,256       $   277       $50,672
                                            =================================================
HELD-TO-MATURITY
FHLMC/FNMA mortgage securities              $10,529       $    30       $   152       $10,407
CMO securities                                1,028             -             4         1,024
Municipal bonds                                 134             -             -           134
Federal Home Loan Bank stock                  2,657             -             -         2,657
                                            -------------------------------------------------
   Total                                    $14,348       $    30       $   156       $14,222
                                            =================================================

Securities at December 31, 1997 are summarized as follows:

                                                            Gross         Gross
                                            Amortized     Unrealized    Unrealized      Fair
                                              Cost          Gains         Losses       Value
                                            -------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Government and agency securities       $29,504       $   468       $     -       $29,972
U.S. Government securities fund               6,957             -             -         6,957
Money market fund                             3,697             -             -         3,697
Equity securities                             4,739         1,604             2         6,341
                                            -------------------------------------------------
   Total                                    $44,897       $ 2,072       $     2       $46,967
                                            =================================================
HELD-TO-MATURITY
FHLMC/FNMA mortgage securities              $13,795       $    44       $   199       $13,640
CMO securities                                1,709             -             7         1,702
Municipal bonds                                 140             -             -           140
Federal Home Loan Bank stock                  3,124             -             -         3,124
                                            -------------------------------------------------
   Total                                    $18,768       $    44       $   206       $18,606
                                            =================================================


Securities with carrying amounts of $4.6 million and $6.0 million at December 31, 1998 and 1997, respectively, are pledged under credit enhancement agreements.

The amortized cost and fair value of debt securities available-for-sale and held-to-maturity at December 31, 1998, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized      Fair
                                               Cost         Value
                                             ---------------------
AVAILABLE-FOR-SALE
Due in one year or less                      $ 7,132       $ 7,174
Due after one year through five years          9,996        10,075
Due after five years through ten years         6,939         7,535
Due after ten years                              963         1,150
                                             ---------------------
                                              25,030        25,934
Equity securities                              5,367         6,372
Mutual funds                                  18,296        18,366
                                             ---------------------
Total                                        $48,693       $50,672
                                             =====================

HELD-TO-MATURITY
Due after one year through five years        $    46       $    48
Due after five years through ten years         9,154         9,029
Due after ten years                            2,491         2,488
                                             ---------------------
                                              11,691        11,565
Federal Home Loan Bank stock                   2,657         2,657
                                             ---------------------
Total                                        $14,348       $14,222
                                             =====================

The table below provides information concerning sales of securities available-for-sale:

                                                                      For the year ended December 31,
                                                                  ---------------------------------------
                                                                     1998           1997            1996
                                                                  ---------------------------------------
Gross proceeds from sales                                         $  9,722       $ 53,883        $ 35,075
Gross realized gains                                                    25            484              68
Gross realized losses (including impairment)                            13            714              15
Income tax expense (credit) arising from net gains (losses)              4            (78)             19

3.   LOANS RECEIVABLE

Loans receivable consisted of the following:

                                                     At December 31,
                                                 -----------------------
                                                   1998           1997
                                                 -----------------------
Mortgage loans:
One-to-four family residential                   $202,240       $209,999
Multifamily residential                            35,494         40,933
Commercial real estate                             92,786         97,186
Construction loans                                 25,213         27,645
Land loans                                         11,038         12,207
                                                 -----------------------
Total mortgage loans                              366,771        387,970
Other loans                                         6,346          4,920
                                                 -----------------------
Total loans receivable                            373,117        392,890
Less: Undisbursed portion of loan proceeds          8,868          7,820
      Unearned income                               1,676          2,012
      Allowance for losses on loans                 6,029          6,070
                                                 -----------------------
Net loans receivable                             $356,544       $376,988
                                                 =======================

The Company has pledged residential mortgage loans as collateral to borrowings from the Federal Home Loan Bank of Chicago in an amount not less than 167% of outstanding advances and letters of credit.

The Company's lending activities have been concentrated primarily in residential real property secured by first liens on such property. The Company requires collateral on all loans and generally maintains loan-to-value ratios of no greater than 80% on mortgage loans. At December 31, 1998, the Company's mortgage loan portfolio was geographically diversified, with concentrations primarily in Illinois (35%), Colorado (18%), Idaho (21%), and New Mexico (16%). Mortgage loans in Indiana and Michigan, all within the company's immediate lending area, represent another 6% of the portfolio at December 31, 1998. At December 31, 1997, these concentrations were: Illinois (33%); Colorado (24%); Idaho (21%); New Mexico (15%); and Indiana/Michigan (4%).

At December 31, 1998, approximately $104.6 million or 28.5% of the Company's $366.8 million mortgage loan portfolio was secured by properties located in mountain and ski resort areas, the economies of which may be more susceptible to fluctuations in market and economic conditions. Furthermore, $36.2 million, or 34.6% of these loans are secured by second homes, which may be more susceptible to delinquencies than loans secured by primary residences; $35.9 million, or 34.3% of these loans were secured by primary residences; and $32.6 million, or 31.1% were secured by multifamily and commercial properties and land. At December 31, 1997, approximately $118.6 million or 30.6% of the Company's $388.0 million mortgage loan portfolio was secured by properties located in mountain and ski resort areas. $43.7 million, or 36.8% of these loans are secured by second homes, $35.7 million, or 30.1% of these loans were secured by primary residences; and $39.2 million, or 33.1% were secured by multifamily and commercial properties and land. The Company has not experienced unusual losses as a result of geographic diversification or lending in mountain or ski resort areas.

4.   ALLOWANCE FOR LOSSES ON LOANS

Changes in the allowance for losses on loans are as follows:

                                      For the year ended December 31,
                                   -------------------------------------
                                     1998           1997           1996
                                   -------------------------------------
Balance at beginning of year       $ 6,070        $ 5,630        $ 4,870
Provision for losses                   460            700            800
Charge-offs                           (630)          (323)          (114)
Recoveries                             129             63             74
                                   -------------------------------------
Balance at end of year             $ 6,029        $ 6,070        $ 5,630
                                   =====================================

At December 31, 1998, the Company had no loans that were considered impaired. At December 31, 1997, the Company had two related loans that were considered impaired with a recorded investment of $1.1 million. One of these loans was fully reserved in the amount of $350, the other had no specific reserve. Both of these loans were foreclosed during the first quarter of 1998 and no interest income was recorded. The average recorded investment in impaired loans during the year ended December 31, 1997, was approximately $1.1 million. For the year ended December 31, 1997, the Company recognized interest income on those impaired loans of $92.



5.   OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows:

                                                                    At December 31,
                                                                 -------------------
                                                                   1998         1997
                                                                 -------------------
Land                                                             $  939       $  939
Buildings                                                         4,679        4,485
Furniture and equipment                                           3,773        3,364
                                                                 -------------------
                                                                  9,391        8,788
Less accumulated depreciation                                     4,278        4,320
                                                                 -------------------
Office properties and equipment, net                             $5,113       $4,468
                                                                 ===================

6.   DEPOSITS

Deposits are summarized as follows:

                                                               At December 31,
                                                           -----------------------
                                                              1998           1997
                                                           -----------------------
Non-interest-bearing deposits                              $  4,586       $  3,766
N.O.W. accounts                                              22,508         18,565
Money market accounts                                         9,411          8,436
Passbook savings                                             60,910         60,714
Certificates of deposit                                     250,869        256,980
                                                           -----------------------
                                                           $348,284       $348,461
                                                           =======================

Deposit accounts with balances in excess of $100,000       $ 26,040       $ 23,112
                                                           =======================

Scheduled maturities of certificates of deposit at December 31, 1998 are as follows:

        1999       $200,731
        2000         36,252
        2001          4,837
        2002          3,412
        2003          4,448
     After 2003       1,189
                   --------
        Total      $250,869
                   ========

Substantially all of the Association's depositors are residents of the State of Illinois.

7.   FEDERAL HOME LOAN BANK ADVANCES

Scheduled maturities of Federal Home Loan Bank advances are as follows:


                At December 31,
            ---------------------
              1998          1997
            ---------------------
 1998       $     -       $19,000
 1999        19,985        19,985
 2001         6,250             -
 2002         4,900         4,900
 2003         1,175         1,175
            ---------------------
Total       $32,310       $45,060
            =====================

The Federal Home Loan Bank advances all have fixed rates of interest, are payable at maturity, and contain prepayment penalties. At December 31, 1998, the interest rates on advances ranged from 5.56% to 6.48%, with a weighted average rate of 6.00%. At December 31, 1997, the interest rates on advances ranged from 5.90% to 6.51%, with a weighted average rate of 6.10%. The Company is required to maintain qualifying loans in its portfolio of at least 170% of outstanding advances and letters of credit as collateral to notes payable to the Federal Home Loan Bank of Chicago (FHLB). FHLB stock is also pledged as collateral.

8.   INCOME TAXES

The provision for income taxes consists of the following:


                                      For the year ended December 31
                                   ------------------------------------
                                     1998           1997          1996
                                   ------------------------------------
Current expense:
  Federal                          $ 3,707        $ 3,101       $ 2,771
  State                                196            325           264
Deferred expense (benefit)          (1,142)           562          (608)
                                   ------------------------------------
    Total income tax expense       $ 2,761        $ 3,988       $ 2,427
                                   ====================================

Reconciliations of the income tax expense included in the consolidated financial statements and amounts computed by applying the statutory federal income tax rate are as follows:

                                                         For the year ended December 31
                                                     -------------------------------------
                                                       1998           1997           1996
                                                     -------------------------------------
Federal income taxes at the statutory rate           $ 2,938        $ 4,072        $ 2,661
  Items affecting federal income tax rate:
    State income taxes, net of federal benefit           135            365            152
    Dividends received deduction                         (80)          (142)          (176)
    Low income housing tax credits                      (233)          (222)          (218)
    Other, net                                             1            (85)             8
                                                     -------------------------------------
        Total                                        $ 2,761        $ 3,988        $ 2,427
                                                     =====================================

Significant components of the deferred tax assets and liabilities are as follows:

                                                                      At December 31,
                                                                   ---------------------
                                                                     1998          1997
                                                                   ---------------------
Deferred tax assets:
  Income from limited partnerships                                 $    63       $     -
  Allowance for losses on loans                                      1,954         1,866
                                                                   ---------------------
                                                                     2,017         1,866
                                                                   ---------------------
Deferred tax liabilities:
  Depreciation                                                         357           346
  Stock dividends on FHLB stock                                         73            91
  Loan fees                                                            294           144
  Tax effect of tax bad debt reserves in excess of base year           335           419
  Net unrealized gains on securities available-for-sale                673           767
  Income from limited partnerships                                       -           871
  Other, net                                                            21            12
                                                                   ---------------------
                                                                     1,753         2,650
                                                                   ---------------------
          Net deferred tax asset (liability)                       $   264       $  (784)
                                                                   =====================

The net deferred tax asset (liability) is included in other assets (income taxes payable) on the Consolidated Statements of Financial Condition in 1998 and 1997, respectively. Retained earnings at December 31, 1998 includes approximately $6.7 million for which no provision for federal income taxes has been recognized. Tax legislation passed in August 1996 now requires all thrift institutions to deduct a provision for bad debts for tax purposes based on actual loss experience and recapture the excess bad debt reserve accumulated in the tax years after 1986. The Company recaptured $254 in 1998 and 1997 and will recapture a like amount for the next four years.

9.   EARNINGS PER SHARE

The following table presents a reconciliation of the denominators used to compute basic earnings per share and diluted earnings per share for the three years ended December 31, 1998.

                                                                 For the year ended December 31,
                                                          --------------------------------------------
                                                              1998             1997             1996
                                                          --------------------------------------------
Weighted average shares of common stock outstanding        3,143,816        3,244,500        3,748,353
Dilutive effects of assumed stock option exercises           252,520          243,561          207,546
                                                          --------------------------------------------
Weighted average shares of common stock and
   common stock equivalents                                3,396,336        3,488,061        3,955,899
                                                          ============================================
EARNINGS PER SHARE:
Net income available to common shareholders               $    5,881       $    7,987       $    5,399
                                                          ============================================
Basic earnings per share                                  $     1.87       $     2.46       $     1.44
                                                          ============================================
EARNINGS PER SHARE ASSUMING DILUTION:
Net income available to common shareholders               $    5,881       $    7,987       $    5,399
                                                          ============================================
Diluted earnings per share                                $     1.73       $     2.29       $     1.36
                                                          ============================================

10.  OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                      For the year ended December 31,
                                                  -------------------------------------
                                                    1998           1997           1996
                                                  -------------------------------------
Unrealized holding gains (losses) on
   available for sale securities                  $   (79)       $ 1,452        $  (199)
Less reclassification adjustments for gains
  (losses) later recognized in income                  12           (230)            53
                                                  -------------------------------------
Net unrealized gains (losses)                         (91)         1,682           (252)
Income tax effect                                      94           (618)            68
                                                  -------------------------------------
Other comprehensive income                        $     3        $ 1,064        $  (184)
                                                  =====================================

11.  REGULATORY MATTERS

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. At December 31, 1998 and 1997, actual capital levels and minimum required levels of the Association were:

                                                                                                      Minimum Required To
                                                                                                      Be Well Capitalized
                                                                             Minimum Required for         Under Prompt
                                                           Actual              Capital Adequacy        Corrective Action
                                                 --------------------------------------------------------------------------
                                                     Amount       Ratio       Amount       Ratio      Amount       Ratio
                                                 --------------------------------------------------------------------------
         1998
------------------------
Total risk-based capital
  to risk-weighted assets                           $ 60,818      20.94%     $ 23,236       8.00%    $ 29,045       10.00%
Tier 1 (core) capital to risk-weighted assets         57,126      19.67%       11,618       4.00%      17,427        6.00%
Tier 1 (core) capital to average assets               57,126      12.46%       18,337       4.00%      22,921        5.00%
Tier 1 (core) capital to adjusted total assets        57,126      12.75%       13,442       3.00%         N/A          N/A
Tangible capital to adjusted total assets             57,126      12.75%        6,721       1.50%         N/A          N/A

         1997
------------------------
Total risk-based capital
  to risk-weighted assets                           $ 52,176      17.38%     $ 24,022       8.00%    $ 30,027       10.00%
Tier 1 (core) capital to risk-weighted assets         48,399      16.12%       12,011       4.00%      18,016        6.00%
Tier 1 (core) capital to average assets               48,399      10.50%       18,463       4.00%      23,079        5.00%
Tier 1 (core) capital to adjusted total assets        48,399      10.69%       13,583       3.00%         N/A          N/A
Tangible capital to adjusted total assets             48,399      10.69%        6,792       1.50%         N/A          N/A

As of December 31, 1998, the most recent notification from the Office of Thrift Supervision categorized the association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Association's category.

Dividends paid during the year by the Association to the Company are restricted to one half of excess capital as of the end of the prior year plus current earnings. At December 31, 1998, this restriction limited the potential dividend to $18.8 million. The Association paid no dividends in 1998, and $6.0 million and $9.0 million in dividends to the Company during 1997 and 1996, respectively.

The Association meets the Qualified Thrift Lender test, which requires at least 65% of assets to be housing-related or other specified assets. A failure to meet the QTL test places limits on growth, branching, new investment, FHLB advances and dividends.

12.  EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit-sharing plan which covers all employees with one year of service who are at least 21 years of age. Contributions to the 401(k) profit-sharing plan are made at the discretion of the Board of Directors. There were no contributions to the plan in 1998, 1997 or 1996. The plan was terminated as of July 31, 1998, and is in process of being distributed to employees. The Company has received a favorable determination letter from the Internal Revenue Service regarding termination of the plan.

The Company sponsors an employee stock ownership plan (ESOP) that covers all employees with one year of service who are at least 21 years of age. The ESOP is funded by discretionary contributions made by the Association. The Association recorded $283, $566 and $565 of compensation expense during 1998, 1997 and 1996, respectively, based on the cost of shares released for those years. Unearned ESOP shares are considered to be outstanding for purposes of computing earnings per share. The average (split adjusted) unearned ESOP shares outstanding during 1998, 1997, and 1996 were 10,609, 84,870, and 169,740, respectively. The plan was terminated as of July 31, 1998, and is in process of being distributed to employees. The Company has received a favorable determination letter from the Internal Revenue Service regarding termination of the plan. All unallocated ESOP shares were allocated to eligible employees as of July 31, 1998.

In connection with the conversion to stock ownership, the Company adopted a Management Recognition and Retention Plan (MRP). The Association contributed $1.4 million allowing the MRP to acquire 187,425 (split adjusted) shares of common stock of the Company, at an average cost of $7.55 per share. Under the MRP, 133,074 (split adjusted) shares of common stock were awarded to key employees in 1992. One third of these shares vested in 1992, 1993, and 1994 at an amortized cost of $335 each year. The remaining 54,351 (split adjusted) shares were awarded in 1995 and vested in 1995, 1996, and 1997. The amortized cost of the vested shares was $137 and $136 in 1997 and 1996, respectively.

The Company has a stock option plan under the terms of which 530,438 (split adjusted) shares of the Company's common stock were reserved for issuance. The options become exercisable on a cumulative basis in equal installments over a five year period from the date of grant. The options expire ten years from the date of grant.

A summary of the status of the Company's stock option plan as of December 31, 1998, 1997, and 1996, and changes during the years then ended is presented below. Share and per share data has been adjusted for the 1997 three-for-two split:

                                                          Weighted-                Weighted-               Weighted-
                                                           average                  average                 average
                                                1998      Exercise       1997      Exercise      1996       Exercise
                                               Shares       Price       Shares       Price      Shares       Price
                                           --------------------------------------------------------------------------
Outstanding at beginning of year               409,522      $ 7.61      412,146      $ 7.61     434,600       $ 7.59
Forfeited                                          (55)      14.92            -           -           -            -
Exercised                                       (4,364)       7.07       (2,624)       7.33     (22,454)        7.35
                                           --------------------------------------------------------------------------
Outstanding at end of year                     405,103      $ 7.61      409,522      $ 7.61     412,146       $ 7.61
                                           ==========================================================================

Options exercisable at end of year             395,768      $ 7.44      390,741      $ 7.25     383,976       $ 7.07


Of the outstanding options at December 31, 1998, 358,741 relate to options granted in 1992 at an exercise price of $6.67 and having a remaining life of three years before expiration. All of these options are fully vested and exercisable. The remaining 46,362 options outstanding at December 31, 1998, relate to those granted in 1995 at an exercise price of $14.92 and have a remaining life of six years before expiration. These options vest in equal installments over a five year period from the date of grant and were 80% vested at December 31, 1998. Of these options, 37,090 were exercisable at December 31, 1998. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. If the stock options granted in 1995 had been valued under SFAS No. 123 "Accounting for Stock-Based Compensation," at their fair value at the date of grant, those options would have been valued at $7.14 per share and resulted in an annual cost of $70 for 1995 through 1999.

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

                                            For the year ended December 31,
                                          -----------------------------------
                                             1998         1997         1996
                                          -----------------------------------
Proforma net income                       $   5,833    $   7,940    $   5,349
Proforma basic earnings per share         $    1.86    $    2.45    $    1.43
Proforma diluted earnings per share       $    1.72    $    2.27    $    1.35


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

13.  COMMITMENTS AND CONTINGENCIES

The Company had outstanding commitments as follows:


                                         At December 31,
                                      ---------------------
                                        1998          1997
                                      ---------------------
Residential property loans            $ 2,564       $ 7,682
Nonresidential property loans           1,517           491
Credit enhancements                     8,973         9,225
Lines of credit                        12,667        10,669
Letters of credit                           -         1,491
Residential property investment         1,070         1,349

At December 31, 1998, the Company's residential property loan commitments included approximately $1.5 million of adjustable rate mortgages and $1.1 million of fixed rate mortgages. Interest rates on the fixed rate commitments ranged from 6.50% to 7.38%. The Company's residential loan commitments include $675 of commitments as a result of its mortgage banking activities. These loans will be sold to third-party investors under existing investor commitments to purchase. The nonresidential property loan commitments included $1.2 million of adjustable rate mortgages and $277 of fixed rate mortgages. The fixed rate commitment was at 8.5%.

The Company has entered into three credit enhancement agreements with local municipalities to guarantee the repayment of an aggregate of $6.0 million of municipal revenue bonds which are secured by first mortgages on an apartment and on a commercial office building project. To secure its guaranty of the bonds, the Company has agreed to pledge and deposit with the designated trustees certain securities or has provided an irrevocable standby letter of credit from the FHLB as security. In the event of default on the bonds, the Company's maximum liability is the amount of the credit guaranty. Fees for providing these credit enhancements were $111, $78, and $67 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company has committed to invest $2.0 million in low income housing projects located in the Chicago area. The investment is being made through a limited partnership and will be funded over a ten year period. At December 31, 1998, the Company has funded $930 of the $2.0 million commitment. The projects qualify for the low income housing tax credits applied against the Company's current income tax liability.

The Company and its subsidiaries are involved in litigation arising in the ordinary course of business. The resolution of these matters is not expected, either individually or in the aggregate, to have a material effect on the Company's financial condition or results of operations.

At December 31, 1998, the Company held an equity investment in a limited partnership engaged in mortgage loan servicing. The investment was valued at $667, based on the independent fair market value estimate of purchased mortgage servicing rights provided by the general partner. The servicing rights served as collateral for a bank loan used to purchase the rights, and the loan was in default at December 31, 1998. The general partner is working with the bank to restructure the loan, which may include sale of some of the rights to reduce the loan balance and additional equity investments by the limited partners. If the plan to restructure the loan fails, a forced sale of the mortgage loan servicing rights to pay off the loan could result in a loss of the Company's remaining investment.

14.  STOCKHOLDERS' EQUITY

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

On April 29, 1998, at the annual meeting of the Company's shareholders, an Amendment to the Certificate of Incorporation of the Company was approved increasing the authorized common shares from 4,200,000 to 8,400,000 shares.

On October 21, 1997, the Board of Directors of the Company declared a three-for-two common stock split in the form of a 50% common stock dividend to stockholders of record on November 3, 1997. The share amounts shown in the consolidated statements of stockholders' equity reflect actual share amounts for each period. A total of 1,055,451 previously acquired treasury shares were used in the distribution. During 1997, the Company repurchased 426,597 (split adjusted) shares of its common stock at an average cost of $23.50 per share. The Company did not repurchase any shares in 1998. The Company has 3,145,861 shares of common stock outstanding at December 31, 1998, with a book value of $27.86 per share.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 "Disclosures about Fair Values of Financial Instruments" requires disclosures of information about the fair value of financial instruments for which it is practicable to estimate a value, whether or not such value is recognized in the consolidated statements of financial condition.

The carrying value and the estimated fair value of financial instruments are as follows:

                                                                      At December 31, 1998         At December 31, 1997
                                                                ----------------------------------------------------------
                                                                    Carrying      Estimated      Carrying       Estimated
                                                                      Value       Fair Value       Value        Fair Value
                                                                ----------------------------------------------------------
Assets
  Cash and cash equivalents                                         $ 33,808       $ 33,808      $  8,283       $  8,283
  Securities available-for-sale                                       50,672         50,672        46,967         46,967
  Securities held-to-maturity                                         14,348         14,222        18,768         18,606
  Loans receivable                                                   356,544        361,998       376,988        385,847
  Accrued interest receivable                                          2,948          2,948         3,115          3,115
Liabilities
  Demand, NOW and savings deposits                                  $ 97,415       $ 97,415      $ 91,481       $ 91,481
  Certificates of deposit (time deposits)                            250,869        252,896       256,980        258,988
  FHLB advances                                                       32,310         32,577        45,060         45,032
  Accrued interest payable                                             3,337          3,337         3,957          3,957

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

General methods utilized to estimate fair values are summarized below:

Cash and cash equivalents: The carrying amounts shown approximate fair value.
Securities: Quoted market values were used to estimate fair values. FHLB stock is carried at its redemption value.
Loans receivable: The fair value of fixed rate mortgage loans was estimated by discounting projected cash flows at market interest rates. The fair value of adjustable rate mortgage loans was estimated by using carrying amounts for loans repricing within one year and by discounting projected cash flows at market interest rates for loans repricing beyond one year. The fair value of commercial and consumer loans was estimated by discounting projected cash flows at market interest rates.
Demand, NOW, and savings deposits: All such account balances are withdrawable on demand without penalty; therefore, for purposes of SFAS No. 107, the carrying amount is deemed to be fair value.

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

16.  OPERATING SEGMENT DATA

The segment financial information provided below has been derived from the internal financial reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the three segments are the same as those described in the significant accounting policies. The three segments identified below, by legal entity, are the Company's banking operations of the Association, the residential construction and sale limited partnership investments of Calumet Residential Corporation ("CRC"), and the other investing activities at the holding company. All operations are domestic.

The banking operations of the Association consist of traditional community banking services, such as accepting deposits and making primarily residential real estate loans. Deposits are primarily gathered from the Association's five financial services offices in the Chicagoland area. The loan portfolio is geographically diversified, with concentrations primarily in Illinois, Colorado, Idaho, New Mexico, Indiana, and Michigan.

 The residential construction and sale limited partnership investments of CRC are through one well-known Chicago area residential developer. Each of the developments in which CRC has invested are in the Chicagoland area.

The other investing activities of the holding company consist primarily of securities and limited partnership investments. The securities are generally comprised of U.S. Government money market funds, U.S. agencies, and common and preferred equities. The limited partnership investments consist of mortgage servicing rights and commercial investment properties.

The information presented below regarding the reportable segment assets, other revenues, and net income exclude activities associated with the each segment's investment in consolidated subsidiaries.


                                                          Residential
                                                        Construction &
                                                         Sale Limited
                                          Banking         Partnership        Other
                                         Operations       Investments      Investments        Totals
                                         ------------------------------------------------------------
1998
Net interest income (expense)            $  17,038        $    (154)       $     799        $  17,683
Equity in net income (loss) of
   limited partnerships                       (170)           1,479           (2,133)            (824)
Other revenues                               1,201                -               (4)           1,197
Provision for losses on loans                  328                -                -              328
Income tax expense (benefit)                 3,205              537             (861)           2,881
Segment net income (loss)                    6,364              782           (1,107)           6,039
Investment in limited partnerships             243            2,371           10,018           12,632
Segment assets                             446,576            4,051           26,438          477,065

                                                          Residential
                                                        Construction &
                                                         Sale Limited
                                          Banking         Partnership        Other
                                         Operations       Investments      Investments        Totals
                                         ------------------------------------------------------------
1997
Net interest income (expense)            $  17,773        $    (366)       $     562        $  17,969
Equity in net income (loss) of
   limited partnerships                       (158)             821            2,638            3,301
Other revenues                                  41                -              463              504
Provision for losses on loans                  682                -                -              682
Income tax expense                           2,846              201            1,018            4,065
Segment net income                           5,819              250            2,019            8,088
Investment in limited partnerships             135            5,853           18,390           24,378
Segment assets                             450,217            5,914           29,094          485,225

1996
Net interest income (expense)            $  17,215        $    (167)       $     886        $  17,934
Equity in net income of
   limited partnerships                          -            1,223              613            1,836
Other revenues                                 716                -              114              830
Provision for losses on loans                  800                -                -              800
Income tax expense                           1,754              403              268            2,425
Segment net income                           4,203              649              757            5,609
Investment in limited partnerships               -            6,679           17,393           24,072
Segment assets                             476,642            6,701           29,983          513,326

Segment information is reconciled to the financial statements for the information presented above as follows:

                                                  1998             1997             1996
                                               -------------------------------------------
Revenues
Total revenues for reportable segments         $  18,056        $  21,774        $  20,600
Other revenues                                       683              500              612
Elimination of intercompany revenues                (116)             (63)            (355)
                                               -------------------------------------------
     Total consolidated revenues               $  18,623        $  22,211        $  20,857
                                               ===========================================

Net income
Total net income for reportable segments       $   6,039        $   8,088        $   5,609
Other net income (loss)                             (158)            (101)            (210)
                                               -------------------------------------------
     Total consolidated net income             $   5,881        $   7,987        $   5,399
                                               ===========================================

Assets
Total assets for reportable segments           $ 477,065        $ 485,225        $ 513,326
Other assets                                       4,747            3,057            1,691
Elimination of intercompany assets                (2,697)          (1,656)          (4,800)
                                               -------------------------------------------
     Consolidated total assets                 $ 479,115        $ 486,626        $ 510,217
                                               ===========================================

17.  CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed statements of financial condition, income, and cash flows for Calumet Bancorp, Inc. (parent company only) are presented below and should be read in connection with the consolidated financial statements and notes thereto.


                                                                  AT DECEMBER 31,
                                                             ------------------------
Statements of Financial Condition                              1998            1997
                                                             ------------------------
Assets:
Cash and cash equivalents                                    $      9        $     29
Securities available-for-sale                                  16,235          10,038
Loan receivable from ESOP                                           -             283
Equity in net assets of Association                            61,694          54,082
Investment in limited partnerships                             10,017          18,390
Other assets                                                      486             354
                                                             ------------------------
TOTAL ASSETS                                                 $ 88,441        $ 83,176
                                                             ========================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Other liabilities                                            $    615        $  1,562
Common stock                                                       36              36
Additional paid-in capital                                     35,262          35,217
Net unrealized gains on securities available-for-sale,
  including unrealized gains of the Association of
  $638 in 1998 and $297 in 1997                                 1,306           1,303
Retained earnings                                              62,667          56,786
Unearned ESOP shares                                                -            (283)
Treasury stock                                                (11,445)        (11,445)
                                                             ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 88,441        $ 83,176
                                                             ========================


                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------
Statements of Income                                                       1998            1997            1996
                                                                        ----------------------------------------
Dividends received from the Association                                 $      -        $  6,000        $  9,000
Interest and dividend income                                                 799             621             886
Interest expense                                                               -             (58)              -
Gain on sale of real estate                                                    -              19              70
Gain (loss) on sale of securities available-for-sale                         (13)            454              68
Income (loss) from limited partnerships                                   (2,133)          2,638             613
Equity in undistributed (overdistributed) earnings of Association          6,989             (33)         (4,358)
                                                                        ----------------------------------------
Total income                                                               5,642           9,641           6,279
General and administrative expenses                                          621             635             612
                                                                        ----------------------------------------
Income before income taxes                                                 5,021           9,006           5,667
Income tax expense (benefit)                                                (860)          1,019             268
                                                                        ----------------------------------------
NET INCOME                                                              $  5,881        $  7,987        $  5,399
                                                                        ========================================

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------
Statements of Cash Flows                                                   1998            1997            1996
                                                                        ----------------------------------------
Operating activities:
Net income                                                              $  5,881        $  7,987        $  5,399
Equity in (undistributed) overdistributed earnings of Association         (6,989)             33           4,358
Gain on sale of real estate                                                    -             (19)            (70)
Loss (gain) on sales of securities                                            13            (454)            (68)
Equity (income) loss from limited partnerships                             2,133          (2,638)           (613)
Decrease (increase) in other assets                                         (132)           (265)            269
Increase (decrease) in other liabilities                                    (681)            540             (12)
                                                                        ----------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    225           5,184           9,263

INVESTING ACTIVITIES:
Purchase of securities                                                   (12,370)        (21,951)        (23,883)
Proceeds of sales and maturities of securities                             5,571          22,296          27,076
Loans originated                                                               -               -          (7,000)
Principal payments on loans receivable                                       283           2,566           5,565
Investments in limited partnerships                                         (101)         (1,250)         (5,000)
Return of investment in limited partnerships                               6,341           2,891           1,288
Proceeds from sale of real estate                                              -             166           1,123
                                                                        ----------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (276)          4,718            (831)

FINANCING ACTIVITIES:
Net proceeds from exercise of stock options                                   31              16             165
Purchase of treasury stock                                                     -         (10,027)         (8,687)
                                                                        ----------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           31         (10,011)         (8,522)
                                                                        ----------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (20)           (109)            (90)
Cash and cash equivalents at beginning of year                                29             138             228
                                                                        ----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $      9        $     29        $    138
                                                                        ========================================

18.  QUARTERLY RESULTS OF OPERATIONS(UNAUDITED)

                                 For the year ended December 31, 1998        For the year ended December 31, 1997
                                 --------------------------------------------------------------------------------
                                           Three months ended                        Three months ended
                                 --------------------------------------------------------------------------------
                                 March 31  June 30   Sept. 30   Dec. 31    March 31  June 30   Sept. 30   Dec. 31
                                 --------------------------------------------------------------------------------
Interest income                  $ 9,534   $ 9,349   $ 9,418    $ 8,933    $ 9,756   $ 9,776   $ 9,757    $ 9,711
Interest expense                   4,986     4,918     4,918      4,650      5,231     5,279     5,330      5,187
                                 --------------------------------------------------------------------------------
Net interest income                4,548     4,431     4,500      4,283      4,525     4,497     4,427      4,524
Provision for losses
  on loans                           106       118       118        118        200       200       200        100
                                 --------------------------------------------------------------------------------
Net interest income
  after provision for
  losses on loans                  4,442     4,313     4,382      4,165      4,325     4,297     4,227      4,424
Gains (losses) on
  sales of securities                 25         -       (13)         -         31        69       (59)      (271)
Other income (1)                   4,507       120    (3,584)      (194)       984       951       555      1,978
Other expenses                     2,744     2,244     2,283      2,250      2,748     2,185     2,247      2,356
                                 --------------------------------------------------------------------------------
Income before income
  taxes                            6,230     2,189    (1,498)     1,721      2,592     3,132     2,476      3,775
Income taxes                       2,236       784      (771)       512        821     1,067       800      1,300
                                 --------------------------------------------------------------------------------
Net income                       $ 3,994   $ 1,405   $  (727)   $ 1,209    $ 1,771   $ 2,065   $ 1,676    $ 2,475
                                 ================================================================================

Basic earnings per share (2)     $  1.27   $  0.45   $ (0.23)   $  0.38    $  0.52   $  0.64   $  0.53    $  0.78
                                 ================================================================================

Diluted earnings per share (2)   $  1.17   $  0.41   $ (0.23)   $  0.36    $  0.48   $  0.60   $  0.49    $  0.72
                                 ================================================================================

Reported stock prices (2):
                 High            $ 39.00   $ 38.25   $ 35.56    $ 30.44    $ 24.83   $ 26.50   $ 31.58    $ 34.63
                 Low               33.00     33.00     26.00      26.63      21.67     22.83     24.83      31.00
                 Close             36.00     33.50     30.06      27.13      23.75     25.33     30.83      33.25

(1) Other income for the fourth quarter of 1997 includes a gain of $1.2 million on the sale of a limited partnership investment. Other income for the first quarter of 1998 includes a gain of $3.6 million on the sale of a limited partnership investment. Other income for the second quarter of 1998 includes a $1.4 million write down of purchased mortgage servicing rights. Other income for the third quarter of 1998 includes a $4.3 million write down of purchased mortgage servicing rights. Other income for the fourth quarter of 1998 includes a $1.0 million write down of purchased mortgage servicing rights.

(2) Stock prices and per share data have been restated for the November 17, 1997, three-for-two stock split.

19.  MERGER WITH FBOP CORPORATION

On September 9, 1998, the Company announced that a definitive agreement had been signed pursuant to which FBOP Corporation ("FBOP") would acquire, for cash, all of the outstanding stock of the Company in a transaction valued at approximately $111.6 million, or $32.00 per fully diluted share, after deducting the Company's merger-related expenses. The transaction was expected to be completed during the first quarter of 1999, subject to the approvals of regulatory agencies and the Company's shareholders. On November 20, 1998, the Company received a letter from FBOP stating that FBOP was prepared to terminate the Merger Agreement unless the Company agreed to a price reduction of $4.0 million. FBOP asserted that, since the date of the Merger Agreement, actual and potential losses associated with the Company's investment in mortgage loan servicing limited partnerships constituted a "Material Adverse Change" under the Merger Agreement, which would allow FBOP to terminate the Merger Agreement at its option.

The Company convened a special meeting of its Board of Directors on November 22, 1998, to consider FBOP's letter, and the Board rejected the various assertions made in the FBOP letter, including, specifically, the assertion that a "Material Adverse Change" had occurred. Nonetheless, in order to avoid additional costs and time associated with litigation and without any prejudice to the Company's rights under the Merger Agreement, the Company offered to accept a reduction in the aggregate merger consideration of $1.5 million provided that the Merger Agreement was amended (i) to exclude the purchased mortgage servicing rights investments and changes in the value of interest rate sensitive assets currently in the Company's portfolio from the "Material Adverse Change" representation and condition under the Merger Agreement and (ii) to provide for upward adjustment to the purchase price if the Company recovers losses relating to the purchased mortgage servicing rights prior to the closing of the merger.

FBOP subsequently proposed that the Company accept a $2.0 million reduction in the aggregate merger consideration and share in any recovery in the value of the purchased mortgage servicing rights investments. FBOP was advised that a reduction of that magnitude had been considered by the Board at its special meeting and had been rejected. In response to the counter proposal of FBOP it was the position of the Company's Board that in view of the substantial reduction in purchase price embodied in the original $111.6 million merger consideration, any reduction in excess of $1.5 million would be unfair to Calumet's shareholders. As of 5:00 P.M., Monday, November 23, 1998, the Company's offer had not been accepted and, therefore, terminated at that time in accordance with its terms.

On December 8, 1998, the Company advised FBOP in writing that unless it received, by 5:00 P.M. on December 15, 1998, unequivocal written assurances that FBOP will fully perform its obligations under the Merger Agreement, the Company will treat the Merger Agreement as terminated by FBOP's anticipatory repudiation of the contract, its failure to provide reasonable assurances of performances thereunder, and its continuing failure to perform its obligations under the Merger Agreement.

On December 11, 1998, the Company received a letter from FBOP stating in part that "FBOP has and will fully perform its obligations under the Agreement and Plan of Merger and reserves all of its rights under that Agreement." In that letter FBOP also requested a meeting with management of the Company to discuss the Merger Agreement. The Company met with representatives of FBOP on December 21, 1998. At that meeting FBOP would not give the Company any assurance that FBOP would proceed with the Merger Agreement and informed the Company that they would make no decisions on the Merger Agreement at that time but would continue to reserve their rights under the Merger Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT

The following table sets forth as to each director, his or her name, age, the year he or she first became a director and the number of shares of Common Stock and the percent thereof beneficially owned at December 31, 1998. The table also sets forth the number of shares of Common Stock and the percent thereof beneficially owned by non-director executive officers and by all directors and executive officers as a group at December 31, 1998.

                                                                               Shares of
                                                  Year First       Year       Common Stock      Percent
                                                    Elected        Term       Beneficially        of
         Name                         Age (1)     Director(2)     Expires       Owned (3)        Class
         ----                         -------     -----------     -------     ------------      -------
DIRECTORS

Thaddeus Walczak (5)                     70          1950          2001          395,202         12.6%

Dr. Henry Urban (5)                      74          1953          2001           44,059          1.4%

William A. McCann                        61          1991          2000           54,972          1.8%

Darryl Erlandson (6)                     38          1996          2000           13,168          0.4%

Carole J. Lewis (6)                      60          1975          1999          306,941          9.8%

Louise Czarobski                         74          1982          1999           18,848          0.6%

Tytus Bulicz                             54          1991          1999            1,966          0.1%

OTHER EXECUTIVE OFFICERS

John Garlanger                           52          N/A           N/A           106,078          3.4%
All directors and executive        (14 persons)      N/A           N/A         1,108,490         35.2%
officers as a group

(1)  At December 31, 1998.

(2)  Includes prior service on the Board of Directors of Calumet Federal.

(3) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has shared voting and/or investment power with respect to such security. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table possess voting and investment power. This table also includes 387,382 shares of Common Stock subject to outstanding options which will be exercisable within sixty days from December 31, 1998.

(4)  Assuming re-election at the Meeting.

(5)  Thaddeus Walczak is a first cousin to Dr. Henry J. Urban.

(6)  Darryl Erlandson is the son-in-law of Carole J. Lewis.

Set forth below is certain information with respect to the directors of the Company. Unless otherwise indicated, the principal occupation listed for each person below has been his or her occupation for the past five years.

THADDEUS WALCZAK joined Calumet Federal in 1955 and has served as Chairman of the Board and Chief Executive Officer since January, 1987. For the past forty-two years Mr. Walczak has been a member of the Association's Board of Directors.

He was appointed President of the Association in 1961 and served in that capacity until January, 1987.

DR. HENRY J. URBAN is a self-employed dentist in Chicago, Illinois.

WILLIAM A. MCCANN is the President and sole stockholder of William A. McCann Associates, Inc., a real estate appraisal and consulting firm in Chicago, Illinois. William A. McCann Associates, Inc. has been periodically engaged by the Association to provide real estate appraisal services. Mr. McCann serves on the Mayor of Chicago's Task Force Committee on institutional land uses.

DARRYL ERLANDSON is a Vice President of the Association and president of its subsidiaries, Calumet Savings Service Corporation and Calumet Financial Corporation. Mr. Erlandson was elected to the Board of the Company and Association in June, 1996.

CAROLE J. LEWIS has been with Calumet Federal since 1965. Ms. Lewis was appointed President and Chief Operating Officer of the Association in January, 1987 and has been a director since 1975. Prior to being appointed President of the Association, Ms. Lewis has served as Executive Vice President, Chief Loan Officer and Marketing Director of the Association.

LOUISE CZAROBSKI, now retired, was previously an executive secretary for Continental Bank of Illinois, now known as Bank of America Illinois.

TYTUS R. BULICZ is a Senior Development Engineer for the Advanced Combustion Group of Navistar International Transportation Corporation. Mr. Bulicz has been a member of the Board of Directors of the Association since November, 1991 and a director of Calumet Bancorp since August, 1995.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors of the Company and Association conduct their business through meetings of the Board and through their committees. During the fiscal year ended December 31, 1998, the Board of Directors of the Company held 14 meetings and the Board of Directors of Calumet Federal held 13 meetings. No director of the Company or Calumet Federal attended fewer than 75% of the total meetings of the Board and committee meetings on which such Board member served during this period.

The Board of Directors of the Company has also established a Stock Option Committee. This committee did not meet during the year ended December 31, 1998.

The Board of Directors of the Association has established Executive, Audit and Compliance, Compensation and Community Reinvestment Act ("CRA") Committees.

The Executive Committee consists of Mr. Walczak, Ms. Lewis and Dr. Urban. This Committee has the authority to exercise most powers of the Board of Directors between meetings of the full Board of Directors. The Executive Committee also recommends employee salaries and benefits (except with regard to its members), as well as the election of officers, the establishment of Association committees and various other organizational activities of the Association on an annual basis. All activities of this Committee are reported to the Association's Board of Directors on a periodic basis. This Committee met twice during 1998.

The Audit and Compliance Committee consists of Dr. Urban, Mr. Bulicz and Ms. Czarobski. This Committee reviews the Company's budget and audit performance and meets with the Company's auditors. This Committee met four times in 1998. In addition, this Committee oversees and monitors the Company's system of internal control by, among other things, monitoring and reviewing regulatory reports and the internal audit activities.

The members of the Compensation Committee are William McCann, who serves as Chairman, Tytus R. Bulicz, Louise Czarobski and Dr. Henry J. Urban. This Committee met once during 1998.

The board members of the CRA Committee are William McCann, Henry J. Urban, Carole J. Lewis and Tytus Bulicz. This committee implements CRA policies and programs and monitors the Association's activities in the CRA area. This Committee met four times during 1998.

ITEM 11. EXECUTIVE COMPENSATION

Under rules established by the Securities and Exchange Commission, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief Executive Officer and other executive officers of the Company. The disclosure requirements for the Chief Executive Officer and such executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental compensation decisions affecting those individuals. In fulfillment of this requirement, the Compensation Committee of the Company, at the direction of the Board of Directors has prepared the following report.

The Compensation Committee is responsible for establishing the compensation for the senior executive officers of the Company and its subsidiaries consistent with the Company's and the Association's business plans, strategies, and goals. The Compensation Committee establishes the factors and criteria upon which the executive officers' compensation is based and how such compensation relates to the Company's performance, general compensation policies, competitive realities, and regulatory requirements.

The Compensation Committee's functions and objectives are to: (a) determine the competitiveness of current base salary, annual incentives and long-term incentives relative to specific competitive markets for the Chairman and President; (b) develop a performance review mechanism that has written objectives and goals which are used to make salary increase determinations; (c) develop an annual incentive plan for senior management; and (d) provide guidance to the Board of Directors in their role in establishing objectives regarding executive compensation.

     The overall compensation philosophy of the Company is as follows:

     - to attract and retain quality talent, which is critical to both the short-term and long-term success of this Company;

     - to reinforce strategic performance objectives through the use of incentive compensation programs;

     - to create a mutuality of interest between executive officers and shareholders through compensation structures that share the rewards and risks of strategic decision-making; and

     - to encourage executives to achieve substantial levels of ownership of stock in the Company.

The compensation package offered to executive officers consists of a mix of salary, incentive bonus awards, and stock option awards as well as benefits under several employee benefit plans offered by the Association.

For the fiscal year ended December 31, 1998, the Company experienced strong core earnings. In setting executive compensation, for the Chairman and Chief Executive Officer, and the President and Chief Operating Officer, the Compensation Committee considered the return on assets, return on equity, asset quality and the maintenance of an appropriate interest rate spread as it relates to overall industry performance.

At June 30, 1998 those measures were: Return on Assets 1.62%, Return on Equity 13.26%, Non-performing Loans to Total Loans 1.52%, and Interest Rate Spread 3.33%. These are the primary factors, although not the exclusive ones considered, on which the Compensation Committee bases executive compensation. This Committee expects to review these standards, adjusting them for unique factors, such as the increase in equity of the Association as a result of its conversion to a stock company and the lower interest rate environment of the last year, which helped maintain favorable interest rate spreads, in the consideration of executive compensation and incentive compensation.

The Compensation Committee investigates the competitiveness of the compensation of the Chairman and the President by having the following survey data updated at least annually. Among the sources consulted are the America's Community Bankers Peer Group Report, and SNL Securities L.P. Peer Group Analysis.

These surveys encompass Financial Service Companies, Banks, Savings Banks, and Thrifts throughout the United States with assets ranging from $200 million to $1 billion. The information is used as a frame of reference for annual salary adjustments. The base compensation of the Chairman, as given on the summary compensation table as compared with the base compensation for similar executives, is in the 75th percentile and that of the President is in the 75th percentile. The Committee viewed work performance as the most important measurement factor in setting base compensation.

The Committee established certain goals and objectives in 1998 with which to measure the performance of the Chairman and the President for the purpose of awarding incentive bonuses based on the attainment of certain goals which were measured as of June 30, 1998. The goals were: Return on Assets 1%; Return on Equity 11%; Asset Quality (ratio of non-performing loans to total loans) 2.75%; Interest rate spread 2.50%. Notwithstanding the attainment of the goals no incentive bonus would be paid unless an incentive plan "trigger" was achieved. The Committee determined that the "trigger" would be equal to 75% of the performance level of the Association's peer group. The peer group selected for this comparison consists of those savings institutions included in the America's Community Bankers Peer Group Report. This report is prepared on a quarterly basis and submitted to the Company and special attention is given to the peer group referred to as the East North Central Financial Institutions Having an Asset Size of $300 to $500 Million Residential Lenders, Utilizing Savings and Time Funding and those that are Well Capitalized. The Peer Group Report covers 14 profit, efficiency and exposure measures.

The Committee adopted the weighting factors establishing the importance of the corporate goals compared to its peer group as follows:

                                                                       Performance
                                                                       Relative to
Description                     Goals  Weighting  Calumet  Peer Group  Peer Group
-----------                     -----  ---------  -------  ----------  -----------
Return on assets                1.00%     60%      1.62%       .97%        167%

Return on equity               11.00%     20%     13.26%      9.24%        143%

Asset quality (ration           2.75%     15%      1.52%      1.07%         70%
of non-performing
loans to total loans)

Interest rate spread            2.50%      5%      3.33%      2.79%        119%

Based on this weighting, average bonuses would be awarded in a range of 25% of base salary to 85% of base salary in the case of the Chairman and in a range of 25% to 65% of base salary for President, absent special circumstances or non-recurring items that would mandate the payment of a bonus in excess of these limitations or the elimination of a bonus entirely. The Committee stated such items that could be excluded in their consideration of incentive bonuses would be profits resulting from an extraordinary or non-recurring item, profits or losses resulting from imposition of Generally Accepted Accounting Principle changes, regulatory changes, acquisition as a result of a merger or bulk purchase of assets by the Company or similar circumstances. The Compensation Committee members in the exercise of their fiduciary duty and with their dedication to operating a safe and sound Company reserved unto themselves the right to amend or alter, based on general economic conditions and other factors governing the performance of the Company, the guidelines and goals established at any time.

The members of the Compensation Committee are William McCann, who serves as Chairman, Tytus R. Bulicz, Louise Czarobski and Dr. Henry J. Urban. No member of the Compensation Committee is or was an officer of the Company or the Association. McCann and Associates, a company controlled by Mr. McCann was paid $22,750 during 1998 for appraisal work performed by that company for the Association.

The complete Board of Directors serves as the Compensation Committee for the remainder of the executive employees of the Company. Both the Compensation Committee and the Board will continue to review the standards of performance of the Association and the appropriate peer group to which comparisons may be made. They reserve the right to change the standard and peer group comparables as they see fit in order to assure that the standards reflect the reality of the market place and the actual performance of the Company.

The following tables set forth for the fiscal years ended December 31, 1998, 1997 and 1996 certain information as to the total compensation received by each of the four most highly compensated executive officers of the Company and the Association receiving total cash compensation in excess of $100,000 during this period for services in all capacities to the Company and the Association. These amounts reflect total cash compensation paid by the Association to these individuals during the period. For the fiscal year ended December 31, 1998 forty percent (40%) of the compensation paid to Mr. Walczak, thirty percent (30%) of the compensation paid to Mr. Garlanger, and twenty-five percent (25%) of the compensation paid to Ms. Lewis was reimbursed by the Company to the Association, to compensate the Association for the time devoted by those individuals to Company business. Mr. Erlandson's compensation was paid solely by the Association.

                           Summary Compensation Table

                                            Annual Compensation               Long Term Compensation
                                      --------------------------------  --------------------------------
                                                                               Awards            Payouts
                                                             Other      -----------------------  -------
                                                             Annual     Restricted  Securities                All Other
          Name and                                          Compen-       Stock     Underlying    LTIP         Compen-
     Principal Position         Year    Salary      Bonus   sation (1)    Awards    Options (#)  Payouts      sation (2)
------------------------------------------------------------------------------------------------------------------------
Thaddeus Walczak                1998  $ 378,735  $ 265,115  $ 24,600       $ -          -          $ -        $ 63,934
Chairman - CEO                  1997    360,700    225,438    19,900         -          -            -         149,625
                                1996    350,200    249,500    19,900         -          -            -          99,750

Carole J. Lewis                 1998    225,000    120,375    24,600         -          -            -          63,934
President - COO                 1997    214,300    102,864    19,900         -          -            -         149,625
Director                        1996    208,060    114,430    19,900         -          -            -          99,750

John Garlanger                  1998    128,800     22,000         -         -          -            -          63,934
Sr. Vice President              1997    123,900     24,000         -         -          -            -         149,625
Treasurer - CFO                 1996    119,600     27,000         -         -          -            -          99,750

Darryl Erlandson                1998     77,700     10,000    21,850         -          -            -          40,064
Vice President                  1997     74,000     10,000    17,400         -          -            -          40,997
Director                        1996     68,500     12,000    10,150         -          -            -          26,534

(1)  Directors' and committee fees

(2)  Fair value of ESOP shares allocated


                                                Option Value at December 31, 1998
                                 -------------------------------------------------------------------
                                       Number of Securities                Value of Unexercised
                                  Underlying Unexercised Options           In-the-Money Options
                                       at December 31, 1998               at December 31, 1998 (1)
                      Option     ---------------------------------     -----------------------------
     Name             Price      Exercisable #     Unexercisable #     Exercisable     Unexercisable
----------------------------------------------------------------------------------------------------
Thaddeus Walczak     $  6.67        145,962                -           $ 2,986,383        $     -
                     $ 14.92         15,348            3,837               187,399         46,850
Carole J. Lewis      $  6.67         89,989                -             1,841,175              -
                     $ 14.92          9,379            2,345               114,518         28,632
John Garlanger       $  6.67         25,461                -               520,932              -
                     $ 14.92          2,046              512                24,982          6,252

(1) Based on a market value of $27.13 at December 31, 1998, less the option price indicated.

                             CALUMET BANCORP, INC.
                           Performance Graph for 1998


                                  [LINE GRAPH]

----------------------------------------------------------------------------------------
                         Dec-93     Dec-94      Dec-95     Dec-96     Dec-97      Dec-98
                        ----------------------------------------------------------------
NASDAQ Index              100.0       97.8       138.3      170.0      208.3       293.5
Peer Index                100.0      101.3       155.4      202.2      336.8       302.6
CBCI Index                100.0       93.8       128.6      154.1      232.4       188.5
----------------------------------------------------------------------------------------

The above performance graph was prepared from data obtained from the Center for Research in Security Prices at the University of Chicago. The market index being used is the CRSP Total Return Index for the NASDAQ Stock Market (US Companies). The peer group index was based on data from all companies listed on NASDAQ as depository institutions and includes both banks and thrifts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to those persons believed by management to be beneficial owners of more than 5% of the outstanding shares of Common Stock on December 31, 1998. Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership with the Company and with the Securities and Exchange Commission, in accordance with the Securities Exchange Act of 1934 (the "Exchange Act"). Additionally, certain other publicly available Exchange Act reports may provide information regarding the identities of persons or groups who hold in excess of 5% of the common stock. Other than those persons listed below, the Company is not aware of any person or group, as such term is defined in the Exchange Act, that owns more than 5% of the Common Stock as of December 31, 1998.

                                         Amount and Nature
Name and Address of                        of Beneficial                      Percent of Common
Beneficial Owner                             Ownership                      Stock Outstanding (a)
-------------------                      ------------------                 ---------------------
Thaddeus Walczak                            395,202 (b)                             12.6%
38 East Road
Chesterton, Indiana 46304

Carole J. Lewis                             306,941 (c)                             9.8%
38 East Road
Chesterton, Indiana 46304

John Hancock Advisers, Inc.                 207,000 (d)                             6.6%
101 Huntington Avenue
Boston, Massachusetts 02199


(a) The total number of shares of Common Stock outstanding on December 31, 1998 was 3,145,861.

(b) The number of shares owned by Mr. Walczak, an Officer and Director of the Company, include 165,147 shares of the Common Stock of the Company which may be acquired pursuant to presently exercisable options.

(c) The number of shares owned by Ms. Lewis, an Officer and Director of the Company, includes 101,713 shares of Common Stock of the Company which may be acquired pursuant to presently exercisable options.

(d) Based on information filed in a Schedule 13G by John Hancock Advisers, Inc. on January 29, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any person holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Corporation is required to disclose in this Proxy Statement any failure to file such reports by these dates during 1998. Based solely on a review of copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that during 1998 all filing requirements applicable to its directors and executive officers were satisfied.

TRANSACTIONS WITH MANAGEMENT

Prior to the enactment of the Financial Institution Reform, Recovery and Enforcement Act of 1989, Calumet Federal offered residential mortgage loans to officers, directors and employees at current market rates but reduced points and waived application fees on a case-by-case basis. Since FIRREA, all loans are made to officers, directors and employees on the same terms as loans granted to members of the general public, except the Association may waive application fees for non-management employees. No director or executive officer or member of their immediate families or affiliates had any loans with Calumet Federal at December 31, 1998. McCann and Associates, a company controlled by Mr. McCann (director) was paid $22,750 during 1998 for appraisal work performed by that company for the Association.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

     Consolidated Statements of Financial Condition at December 31, 1998 and
          1997

     Consolidated Statements of Income for the years ended December 31, 1998,
          1997,and 1996
     Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1998, 1997, and 1996
     Consolidated Statements of Cash Flows for the years ended December 31,
          1998, 1997, and 1996
     Notes to Consolidated Financial Statements
     Report of Independent Auditor at December 31, 1998, and for the three years then ended

(a)(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information has been included elsewhere herein, and therefore have been omitted.

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

     On December 1, 1998, the Registrant filed on Form 8-K a copy of a Press Release issued November 23, 1998, describing the receipt of a letter from FBOP stating that FBOP was prepared to terminate the Merger Agreement unless the Company agreed to a price reduction of $4.0 million, and events following the receipt of that letter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            CALUMET BANCORP, INC.

         Date: March 23, 1999 By:           /s/ Thaddeus Walczak
                                            --------------------
                                            Thaddeus Walczak
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     By:      /s/ Carole J. Lewis             By:      /s/ Thaddeus Walczak
              -------------------                      --------------------
              Carole J. Lewis                          Thaddeus Walczak
              President, Chief Operating               Chairman of the Board and
              Officer and Director                     Chief Executive Officer
              Date: March 23, 1999                     Date: March 23, 1999

     By:      /s/ John L. Garlanger           By:      /s/ William A. McCann
              ---------------------                    ---------------------
              John L. Garlanger                        William A. McCann
              Senior Vice President and                Director
              Treasurer                                Date: March 23, 1999
              (Principal Financial and
              Accounting Officer)
              Date: March 23, 1999

     By:      /s/ Dr. Henry J. Urban          By:      /s/ Tytus R. Bulicz
              ----------------------                   -------------------
              Dr. Henry J. Urban                       Tytus R. Bulicz
              Director                                 Director
              Date: March 23, 1999                     Date: March 23, 1999

     By:      /s/ Louise Czarobski            By:      /s/ Darryl Erlandson
              ----------------------                   --------------------
              Louise Czarobski                         Darryl Erlandson
              Director                                 Director
              Date: March 23, 1999                     Date: March 23, 1999

SHAREHOLDERS' INFORMATION

CORPORATE HEADQUARTERS

Calumet Bancorp, Inc.
1350 East Sibley Boulevard
Dolton, Illinois 60419
(708) 841-9010

GENERAL COUNSEL

Kemp & Grzelakowski, Ltd.
1900 Spring Road, Suite 500
Oak Brook, Illinois 60523

STOCK TRANSFER AGENT AND REGISTRAR

Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the stock transfer agent and registrar by writing:

Harris Trust and Savings Bank
Attention: Shareholder Services
Post Office Box 755
Chicago, Illinois 60690

INDEPENDENT AUDITORS

Crowe, Chizek and Company, LLP
One Mid America Plaza
Oak Brook, Illinois  60523

INVESTOR INFORMATION

Shareholders, investors, and analysts interested in additional information may contact John Garlanger, Senior Vice President and Treasurer, at the corporate headquarters.

ANNUAL MEETING OF SHAREHOLDERS

The Annual Meeting of Shareholders of Calumet Bancorp, Inc. has been postponed to an undetermined date pending the results of the Special Meeting of Shareholders of Calumet Bancorp, Inc. to vote on the Agreement and Plan of Merger with FBOP Corporation, to be held at 1:00 p.m. (Central time) on Wednesday, April 14, 1999, at the Company's corporate headquarters.

At March 19, 1999, the Company had 329 shareholders of record and approximately 900 beneficial owners registered in street name.